Form 10KSB
period 1999-12-31
JEREMYS MICROBATCH ICE CREAMS INC
filed 2000-03-30
CIK 1097453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                            -----------------

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
                 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    -----------

                        Commission file number 001-15689
                                               ---------

                       JEREMY'S MICROBATCH ICE CREAMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   23-3017648
   -------------------------------                       ------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

3401 Market St., Suite 312, Philadelphia, PA                           19111
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: 215-823-6885
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                     -------------------------------------
                                (Title of Class)

           Securities registered pursuant to section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days [the registrant has been subject to the filing requirements for less than 90 days].
Yes                        No   X
   ---------------           --------


Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Issuer's revenues for its most recent fiscal year were $1,598,027.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 28, 2000 was $5,065,500.



As of March 13, 2000 the registrant had 3,000,000 shares of Common Stock outstanding.


Documents incorporated by reference:  None

                           FORWARD-LOOKING STATEMENTS

     We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations,", "Business" and elsewhere in this Report that are forward-looking statements. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate," and similar terminology.

     There may be events in the future that we are not able to accurately predict or which we do not fully control that will cause actual results to differ materially from those expressed or implied by our forward-looking statements. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our forward looking statements are made as of the date of this Report, and we assume we are under no duty to update them or to explain why actual results may differ.


                                     PART I

Item 1. Description of Business.


Background

     We are a specialty developer, marketer and seller of super-premium ice cream in unique, limited edition flavors. We entered the premium ice cream industry with an innovative concept first introduced by the microbrewing industry: combine super-premium ice cream with high-quality ingredients to produce small, limited batches of delicious ice cream. We have strengthened our brand name recognition by designing and implementing a vigorous marketing campaign that emphasizes the youthful, entrepreneurial spirit of our company and our current management team.

     In 1997 one of our principle members, Strive, Inc., developed, marketed and sold super-premium ice cream under the Jeremy's Microbatch Ice Creams brand. Jeremy D. Kraus, our Chief Executive Officer and Director, and Samuel V. Cohen, our Chief Operating Officer and Director, are shareholders, directors and officers of Strive, Inc. In January, 1998, Strive, Inc. transferred the business to Jeremy's Microbatch Ice Creams, LLC. Simultaneously with the closing of our initial public offering in February, 2000, Jeremy's Microbatch Ice Creams, LLC, became a subsidiary of Jeremy's Microbatch Ice Creams, Inc. Currently, Jeremy's Microbatch Ice Creams, Inc. has no operations other than through its subsidiary. Since we began operating, we have derived our revenues primarily from the sale of our branded ice cream products in pint and other containers in supermarkets, grocery stores and similar retail outlets. We expect our revenues will continue to be primarily from these sources. Long term plans include opening our own retail establishment serving primarily our own product, but we do not expect to begin work on retail stores in the next twelve months.

     Our products are currently available in more than 5,000 stores in New England, the Mid-Atlantic region, Colorado, and Michigan. We currently market flavors of our ice cream primarily in packaged pints, for sale primarily in supermarkets, other grocery stores, convenience stores and other retail food outlets.

     We believe that we have maintained a reputation for producing gourmet-quality ice cream, and for establishing and promoting a light-hearted, youthful promotional campaign that fosters our image as an energetic and creative company.

The Ice Cream Market

     The packaged ice cream industry includes economy, regular, premium, premium plus and super-premium products. Super-premium ice cream is generally characterized by a greater richness and density than other kinds of ice cream. This higher quality ice cream generally costs more than other kinds and is usually marketed by emphasizing quality, flavor selection, texture and brand image. Other types of ice cream are largely marketed on the basis of price. Ice cream is also part of the larger market for frozen desserts, which includes products such as yogurts and sorbets. In addition to packaged ice cream, ice cream is also sold hand dipped by ice cream shops. Some of our competitors have their own ice cream shops, but many ice cream shops are owned and run by independent operators.

     Super-premium ice cream has become an important part of the frozen dessert industry. Based on information provided by the International Dairy Food Association, we believe that sales of super-premium ice cream grew 12% from 1997 to 1998, while sales of all full fat ice creams grew only 3%.

Jeremy's Microbatch(R) Ice Creams

     Our products are primarily sold in pint containers. The flavors we develop generally have a high content of products mixed in with the ice cream, such as nuts, chips, cookie pieces and swirls of other flavorings. The small container size is part of our Microbatch(R) image.

     Jeremy's ice cream has a high level of butter fat and low level of air incorporation during the freezing process. The approximate fat content of our ice cream is 16% excluding products mixed in. The approximate air incorporation is 20%. These characteristics give our ice cream the rich taste and dense, creamy texture that characterizes super-premium ice creams. The fat content of our ice cream comes primarily from the butter fat in the cream, but also from egg yolks. The ice cream mix consist of cream, sugar, non-fat milk solids, egg yolks and natural stabilizers. Our products are made from the finest quality ingredients. To date, we have not experienced any difficulty obtaining the dairy products used to make our ice cream. Various flavorings and products mixed in are readily available from many suppliers throughout the U.S.

     Our business plan includes continual development of new products and retiring older products unless they are super achievers. Consistent with our overall business plan, during the fourth quarter of 1999, we began gradually phasing out all our previous flavors other than Cinnamon Bun and introduce the following new products:

       o Revenge of Chocolate Overload (chocolate with chocolate covered almonds);

       o Wired (vanilla ice cream with caffeine);

       o Purple Passion Pills (purple ice cream with blue candies);

       o Eve's Sinful Cider (apple cider flavor with chunks of apple);

       o Welcome to Tiramisu (tiramisu flavored ice cream with honey covered lady fingers);

       o Triple Espresso (coffee flavor with chocolate covered expresso beans); and

       o Vanilla Cream Stout (vanilla bean ice cream with nonalcoholic beer swirl and chocolate covered pretzels).

       In developing new flavors, we generally explore different types of desserts to determine which are not currently represented by ice cream flavors but could be converted to ice cream flavors. Once we develop a concept, we develop several test flavors and refine them to two or three potential flavors. We then test the two or three potential flavors with both consumers and food experts.

       Costs of particular ingredients included in a flavor are not generally considered by us in determining whether or not to produce a new flavor. The prices of our products are based upon average product cost.

Our Customers and Consumer Oriented Marketing

     Our target market consists of 15-35 year olds and affluent educated households, especially dual income young professionals without children, and college students. Our consumer oriented marketing has consisted primarily of:

       o Sponsorship of concerts, exhibits, fairs and other public amusements;

       o Entering into relationships in which we obtain promotional consideration such as mention on radio programs and in newspaper stories;

       o The Jeremy's Microbatch(R) Secret Service "Guerilla Marketing Teams." These are teams, generally made up of college students, which go to areas of high concentration of our target customers and distribute coupons, samples and other premiums to promote the brand.

       In early 1998, we won the Mailboxes, Etc. "See Your Small Business on the Superbowl" contest which gave us a free 30 second television spot during Superbowl XXXIII and enabled us to promote the product in other ways, such as appearance on television talk shows.


     Before our initial public offering we did not spend significant funds on conventional consumer advertising such as print, radio and television. We intend to use a significant portion of the proceeds of our initial public offering to begin that type of direct consumer advertising. We now have in-house marketing staff to assist us in these efforts.


Our Retail Customers

     In order to successfully market our product, we must convince retailers to allocate freezer shelf space to the product. Approximately 45 chains now carry our ice cream in approximately 5,000 stores. Most of these customers are regional grocery chains of significant size, such as Giant, Shop-Rite and Stop 'n Shop and independent grocery stores. We also sell through privately owed gourmet grocery chains and convenience stores.

     Approximately 80% of our sales are through regional grocery chains, and less than 20% is through independent grocery stores.

     In the year ended December 31, 1999, three distributors accounted for more than 10% of our sales. C&S Wholesaler Grocers, Inc. accounted for 28% of our sales, Edy's Grand Ice Cream of New York accounted for 14% of our sales and Specialty Frozen Products accounted for 11% of our sales. We expect these three distributors to continue to account for significant sales in the near future.

     We market to the grocery chains by offering lower introductory prices and promotional programs and allowances. We also conduct in-store sampling and provide promotional funds to chains. We have historically paid and expect to continue to pay slotting fees for shelf space. During the twelve months ended December 31, 1999, we paid approximately $1,000,000 of slotting fees. These fees are common in most segments of the food industry and vary from chain to chain. These costs are amortized using the straight line method generally over a 12 month period. Chains are generally reluctant to give up shelf space to new products when they already have products which are performing.

     We market directly to retail chains but are assisted by regional brokers.

Manufacturing Arrangements

     Our products are produced and packed by contractors who are in the business of producing and packing ice cream. We currently have a single source for the production and packing of our product, through a co-packing agreement with Roney Oatman, Inc., of Illinois. Although we currently use only this single source, our contract with Roney Oatman is not exclusive and we could use other sources if that became advantageous. Under our contract with Roney Oatman, we pay the manufacturer its actual cost for raw material such as butter, milk and packaging materials, plus a fixed processing fee for each flavor. Therefore, the cost of each production run may change if the cost of raw materials changes. We may elect to cancel this agreement on sixty days' notice at any time. However, we are then required to purchase all of the manufacturer's inventory related to our product and compensate the manufacturer for the amortized cost of its equipment used in the production of our product. We estimate the original cost of this equipment would not exceed $50,000.

Raw Materials

     The primary raw materials are dairy products and packaging materials. Other raw materials we use are sweetners and candies, nuts and other items mixed in with the ice cream. Since our arrangements with our contract manufacturer require us to pay the manufacturers actual cost for raw materials, plus a processing fee, fluctuations in prices for raw materials do effect us. Prices for dairy products fluctuate and could impact our gross margins. In some cases we may not be able to pass on these price increases to our customers. Some of our competitors, by virtue of greater buying power may not suffer the effects from fluctuations and dairy prices to the extent we do. To date, we have not experienced any difficulty obtaining the dairy products used to make our ice cream. Various flavorings and products mixed in are readily available from many suppliers throughout the U.S.

Distribution Arrangements

     Arrangements with experienced ice cream distributors are essential to the success of our business. Generally, each geographic region has a limited number of distributors with the ability to properly handle the distribution of ice cream products. Establishing relationships with distributors and maintaining those relationships is therefore crucial to our business. In order to obtain favorable relationships with distributors, we expect that we will be required to grant distributors exclusive rights within certain territories. Currently, we have agreements with Delta Ice Cream covering Illinois and Melody Farms, LLC covering Michigan. Both of these agreements grant the distributor rights to distribute our products exclusively in the respective territories. These two distributors currently account for a small portion of our overall sales. We do not have agreements with the distributors that account for most of our sales.

     Our distributors are responsible for stocking our product on the shelves of our retail customers. Independent brokers who maintain relationships with the individual stores or chains usually assist the distributors in insuring that our product is properly displayed and in maintaining promotional displays.

Competition

     The super-premium ice cream business is highly competitive, with the distinction between the super-premium category and the "adjoining" premium and premium plus categories more marked than in the past. Our principal competitors are The Haagen-Dazs Company, Inc., Ben & Jerry's, Godiva, Starbucks and Edy's. Edy's is marketed by Dreyers, Inc., a publicly owned company. Starbucks and Godiva are distributed by Dreyer's. We believe Haagen-Dazs controls approximately twenty percent (20%) of the super-premium market. Other significant frozen dessert competitors are Dannon, Columbo, Healthy Choice, and numerous other regional ice cream companies. Haagen-Dazs, an industry leader in the super-premium ice cream market, is owned by The Pillsbury Company, which in turn is owned by Diageo (previously known as Grand Metropolitan PLC), a British food and liquor conglomerate. Diageo is a large, diversified company with resources significantly greater than ours, and Haagen-Dazs has a significant share of the markets that we have entered in recent years. Haagen-Dazs has also entered foreign markets (including certain markets in Europe and the Pacific Rim). Ben & Jerry's is an independent publicly-owned Company. Haagen-Dazs, Ben and Jerry's and certain other competitors also market flavors using pieces of cookies and candies as ingredients. In addition, unlike Jeremy's Microbatch(R), Haagen-Dazs and Ben & Jerry's manufacture their own ice cream.

     In addition to competition within the super-premium category, we also compete for both retail shelf space and customer dollars with other types of ice cream and other frozen desserts, such as frozen yogurt, low fat ice cream and sorbet. Intense competition within the super-premium category, as well as the proliferation of various types of frozen desserts, such as lower fat, lower cholesterol products like frozen yogurt, low fat ice cream and sorbet, have combined to make it more difficult to obtain shelf space and customer dollars. The ability to introduce innovative new flavors and low fat offerings on a periodic basis is also a significant competitive factor. We expect strong competition to continue, including price/promotional competition and competition for adequate distribution and limited shelf space within the frozen dessert market generally and the super-premium category specifically.

     Achieving wide distribution in the ice cream business is difficult due to the substantial expense of a national marketing campaign and the limited availability of space in the freezer compartments of retailers. Our ability to increase our market share will be dependent upon several factors, including consumer acceptance of our products, the quality and price of our products, advertising, and the availability of sufficient capital to allow product expansion.

Pricing

     Pricing for our products varies by geographic region of the intended retail sale. Generally, we seek to maintain prices similar to our major competitors at the wholesale levels, and our suggested retail prices are generally similar to those of our major competitors. Our wholesale prices are usually within 10% of the prices charged by our major competitors. Retailers are free to set their own prices, but we find they generally also charge a price for our product within 10% of the price they charge for our major competitors' products.

Government Regulation

     We are subject to regulation by various governmental agencies, including the U.S. Food and Drug Administration and the U.S. Department of Agriculture. We must also obtain licenses from certain states where Jeremy's Microbatch(R) Ice Creams products are sold. We cannot predict the impact of possible changes that we will be required to make in response to legislation, rules or inquiries made from time to time by governmental agencies. FDA regulations may, in certain instances, affect our ability, as well as others in the frozen dessert industry, to develop and market new products. Nevertheless, we do not believe that these legislative and administrative rules and regulations will have a significant impact on our operations.

     Our manufacturers must comply with federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters. Our manufacturers must maintain waste water discharge permits and pre-treat production effluent prior to discharge to the municipal treatment facilities. We believe that our manufacturers are in compliance with all required operational permits relating to environmental regulations.

     The FDA and U.S. Department of Agriculture impose health and cleanliness regulations on our manufacturer's facilities. Most of these regulations are generally applicable to all producers of food and beverages. The FDA also regulates our finished product by requiring disclosure of ingredients and nutritional information. The FDA can audit us or our manufacturer to determine the accuracy of our disclosure.

     Some state and local governments have various laws specifically applicable to dairy products. For example, Colorado has specific taxes on dairy products. New York regulates the size of containers in which our products may be sold. State laws may also impose additional health and cleanliness regulations on our manufacturers.

     The use of outside sources to manufacture and distribute our product results in our having less control over our product's compliance with governmental regulations. For example, our manufacturer could incorrectly label products. Liability for violation of rules relating to food quality could be triggered because of the mistakes of our manufacturer or distributors. For example, our distributors could mishandle product so that it becomes adulterated. Our manufacturer's violation of FDA rules or local laws could delay production of our products.

Proprietary Rights

     We have registered the trademarks "Microbatch(R)" and "Jeremy's Microbatch(R) Ice Creams". While we believe that we would obtain common law protection on our flavor names through their use, we generally do not intend to obtain federal registration of those trademarks given the expected limited lifespan of each flavor. We rely on trade secret protection for the formulation of our flavors. We generally require our employees and consultants to execute confidentiality agreements. Other than the rights to the Jeremy's Microbatch(R) Ice Cream name, we do not anticipate that proprietary rights will be extremely important to our business.

     We intend to rely primarily on trade secret and copyright protection and non-disclosure agreements with our employees to establish and protect any ideas, concepts and marketing or promotional materials used in our business. Trademark protection of the Microbatch(R) name will also be important. These methods of protecting our proprietary rights may not afford complete protection. Agreements with employees may be breached and we may not have adequate remedies for any breach. We may not have sufficient resources to prosecute any party which infringes our trademark, or our other proprietary rights. Trade secrets do not protect against independent development of any secret concepts or processes we maintain. We cannot be sure that our trademark or any materials we develop in the future will not infringe upon the rights of third parties. Any defense to any infringement claim may require substantial resources which we may not have. Therefore, any infringement on our proprietary rights, or any claim that we infringe upon the rights of others, could have a material adverse effect on us.

     We received a United States trademark registration for the "Microbatch(R)" name in 1998. We are not aware of any claims of infringement or other challenges on our right to use this trademark. However, this trademark is not yet incontestable and we cannot be sure that a challenge will not be brought at some time.

Research and Development

     Our research and development activities consist of the development of new product flavors. The cost of materials used in the development of new flavors is generally insignificant. In the past, we have not devoted significant personnel resources to these activities and have not recognized any research and development costs. During fiscal year 2000, we anticipate entering into a contract for the development of new ice cream flavors by an outside consultant. We anticipate expending approximately $13,000 during 2000 on the fees of this consultant.

Employees

     As of March 1, 2000, we employed approximately 61 employees, approximately 11 of whom were employed full-time. The remaining employees are primarily part-time employees engaged in our "Secret Service" marketing teams. Most of those employees are college students.

     We also employ additional personnel during peak selling periods. We consider our relationship with our employees to be good.

Environmental Laws

     We do not anticipate any significant costs or effects from compliance with environmental laws. Our manufacturers must comply with federal and local environmental laws and regulations relating to air quality, waste management and other related land use matters. Our manufacturers must maintain waste water discharge permits and pre-treat production effluent prior to discharge to the municipal treatment facilities. We believe that our manufacturers are in compliance with all required operational permits relating to environmental regulations, and we do not believe that the cost of such compliance significantly impacts the fees charged to us by our manufacturer.

Insurance

     Our business exposes us to potential liability which is inherent in the marketing and distribution of food products. We currently maintain $1,000,000 of product liability insurance. We also maintain $1,000,000 of general and personal injury insurance per occurrence and $2,000,000 in the aggregate. Any product liability judgment entered against us which is not covered by insurance could have a material adverse affect on our business, financial condition and results of operations.



Item 2. Properties.

     Our corporate headquarters are located in the University City Science Center at 3401 Market Street, Philadelphia where we lease approximately 2,400 square feet for an aggregate monthly rental of approximately $3,000. Our lease is on a month-to-month basis and can be terminated by either party on thirty
(30) days' notice. We have identified potential new office space in central New Jersey consisting of approximately 6,000 square feet. We are currently negotiating terms for this space. If we lease that space, we would move our corporate headquarters. We do not anticipate requiring any space other than office space, as we do not store any raw material, product or packing materials.

Item 3. Legal Proceedings.

     On January 31, 2000, Leonard F. Yablon and Yablon Enterprises, Inc. sued us, our shareholder Strive, Inc. and our President, Jeremy Kraus, in the Court of Common Pleas for Philadelphia, Pennsylvania, claiming compensation in connection with Bluestem Capital Partners, II. L.P.'s investment in Jeremy's Microbatch Ice Creams, LLC. The complaint alleges that Yablon is entitled to 6 1/2% of the Common Stock of Jeremy's, a cash fee of $158,000 and a seat on Jeremy's Board of Directors. We believe that Yablon is not entitled to any fee or compensation in connection with the Bluestem investment because he did not introduce us to Bluestem. We were contacted directly by Bluestem, and believe that the circumstances by which Bluestem became aware of our interest in receiving investment were not the result of any activities which entitle Yablon to any fee. Even if Mr. Yablon were successful in his claims, we believe his stock entitlement would be at most 6 1/2% of our equity at the time of the initial Bluestem investment, or 2.773% before this offering, or approximately 49,914 shares.

     In November, 1999, Jeremy's Microbatch Ice Creams, LLC was sued in the Court of Common Pleas for Philadelphia, Pennsylvania, for payment of finder's fees by American Maple Leaf Corporation, an entity with which we previously had a non-exclusive finder's fee agreement. The complaint seeks a finders fee of $250,000 and shares equal to 5% of our outstanding common stock. The complaint alleges that American Maple Leaf would be entitled to this fee if we had received any financing during the period of our agreement with American Maple Leaf, November 6, 1998 through March 5, 1999. The Complaint alleges that we did receive financing during that time period, but does not identify the alleged financing. The Complaint also alleges that we rejected a financing source provided by American Maple Leaf and used the services provided by American Maple Leaf to secure other financing without paying a fee. We did not receive any financing during that time period, or after that time period other than from existing principal shareholders, and, therefore, have concluded the complaint is without merit and will seek to have it dismissed.

     In June of 1999, we terminated the employment of Thomas Shelton, who, at that time, was a member of the Board of Managers of Jeremy's Microbatch Ice Creams, LLC. At that time, Mr. Shelton was also a member of the Board of Directors and a shareholder of Strive, Inc., one of our principal shareholders. We subsequently received a demand by Mr. Shelton to provide him with certain documents, and give him access to our books and records, in his capacity as a manager of Jeremy's Microbatch Ice Creams, LLC. Our attorney subsequently provided certain documents to Mr. Shelton's attorney. We have subsequently removed Mr. Shelton as a manager of Jeremy's Microbatch Ice Creams, LLC. We do not believe we owe Mr. Shelton any further duty.

     We maintain product liability coverage for claims arising from the use of our products., but do not have any insurance which covers our potential liability in any of the legal proceedings described above.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of stockholders in the last quarter of the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

     Since February 16, 2000, the Company's Common Stock has been quoted on the SmallCap (R) Market of the Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "JMIC". Nasdaq is the principal market for trading of the Common Stock. The Common Stock is also traded on the Boston Stock Exchange, under the symbol JMI. The following sets forth certain information with respect to the closing sales prices reported by The Nasdaq Stock Market for the period shown. The closing price of the Company's Common Stock on March 25, 2000, as reported by Nasdaq, was $4 1/2.


     Prior to February 2000, there was no public market for the common stock.

                                                        High              Low
                                                        ----              ----

First quarter 2000  (2/16/00-3/28/00)                 $6 7/16            $4 1/2

     At March 20, 2000, there were 14 holders of record of our common stock.

Dividends

     We have not declared or paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We are not subject to any agreement restricting our ability to pay dividends on the Common Stock.

Recent Sales of Unregistered Securities

     Contemporaneously with closing of our initial public offering in February, 2000, all of the previously outstanding membership interests in the Company's subsidiary, Jeremy's Microbatch(R) Ice Creams, LLC (the "LLC"), were converted into 1,800,000 shares of Jeremy's Microbatch(R) Ice Creams, Inc. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. No public solicitation was employed and the purchasers represented that they were acquiring the shares with investment intent.

     In the fourth quarter of 1999 through the end of January, 2000, we borrowed approximately $220,000 from Ed Kraus, the father of Jeremy Kraus, in order to pay accrued working capital obligations. These borrowings were represented by a Promissory Note. These transactions were exempt from registration under Section 4(2) of the Securities Act.

     In October, 1999, the LLC issued a $40,000 Promissory Note to our President and a $5,000 Promissory Note to our Chief Financial Officer in exchange for loans in the same amounts. In November, 1999, we issued a $60,000 Promissory Note to a principal shareholder, Strive, Inc. These transactions were exempt from registration under Section 4(2) of the Securities Act because the investors were our executive officers and significant shareholders and acquired the Notes with investment intent.

     In December, 1998, the LLC issued a $50,000 Promissory Note to Stanley Osofsky in exchange for a loan in that amount. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 based upon the sophistication of the single investor, his investment intent, and the lack of any public solicitation.

     From January 1, 1998 through December 31, 1999, the LLC received an aggregate of $2,600,000 in investment from Bluestem Capital Partners, II, L.P., $150,000 in investment from MBCP-I, L.P. and a $100,000 investment from Christopher Coons. All of these investments were made in exchange for membership interests in the LLC. These transactions were exempt from registration under
Section 4(2) of the Securities Act of 1933 as no public solicitation was employed, the investors were sophisticated and acquired the interests with investment intent.

     With respect to each of the transactions described above, determined that each purchaser had sufficient sophistication as to not require the protection of registration under the Securities Act, and each purchaser had access to the type of information which would be found in a registration statement.


Use of Proceeds from the Sale of Registered Securities

     Our Registration Statement on Form SB-2 (Registration N0. 333-89625) became effective February 14, 2000 (the "Registration Statement").

     The offering pursuant to the Registration Statement (the "Offering") commenced on February 16, 2000. The classes of securities registered were Common Stock and Underwriters Warrants. The Managing Underwriter of the Offering was First Montauk Securities Corp. (the "Underwriter").

     The Offering has been terminated. All securities registered were sold with the exception of (1) 180,000 shares of Common Stock registered for issuance upon the exercise of the Underwriter's overallotment option, and (2) 120,000 shares of Common Stock reserved for issuance upon the exercise of Underwriter's Warrants.

     The expenses incurred for the Company's account in connection with the issuance and distribution of securities sold in the Offering were as follows:


       Underwriting discount and commissions                         --               $720,000
       Finder's Fees                                                 --                      0
       Expenses paid to or for the account of
         Underwriter                                                 --               $273,569
       Other expenses (including legal, account-
         ing, printing and transfer agent's expenses)*               --               $300,000
                                                                                   -----------
                                                             Total expenses*        $1,293,569

---------------
* Approximation

     None of the foregoing expenses ("Offering Expenses") represent payments to our directors, officers or general partners, any associate of any such persons, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

     The net proceeds to the Company from the Offering (i.e., gross offering proceeds of $7,200,120 less Offering Expenses of $1,293,569) were approximately $5,906,551.

     From the effective date of the Registration Statement through March 15, 2000, net Offering proceeds were applied as follows:

          (1)   Construction of plant, building
                and facilities                                       $      -0-

          (2)   Purchase and installation of
                machinery and equipment                                     -0-

          (3)   Purchase of real estate                                     -0-

          (4)   Acquisition of other businesses                             -0-

          (5)   Repayment of debt*                                   $  960,000

          (6)   Working capital (including new inventory) **         $  255,000

          (7)   Advertising and Promotion                            $  750,000

          (8)   Retail Placement  ("Slotting") Fees                       - 0 -
                                                                     ----------
          Total applied through 3/15/00                              $1,965,000
                                                                     ==========

                   *Repayment of Debt includes the following:

                o   $400,000 owed to a bank

                o   $40,000 owed to our Chief Executive Office

                o   $5,000 owed to our Chief Financial Officer

                o $60,000 owed to Strive, Inc., one of our principal shareholders

                o   approximately $235,000 owed to our former marketing agency.

                o $220,000 owed to a relative of our CEO for funds supplied to pay accrued working capital items
----------
** Includes approximately $205,000 paid to our former manufacturer.

     The remaining funds have been temporarily invested in money market funds, certificates of deposit, treasury notes and similar instruments

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis should be read in conjunction with the "Summary Financial Data" and our financial statements and related notes that are included in this Report.

Overview

     In 1997, one of our principal members, Strive, Inc., developed, marketed and sold super-premium ice cream under the Jeremy's Microbatch(R) Ice Creams brand. Jeremy D. Kraus, our Chief Executive Officer and director, and Samuel V. Cohen, our Chief Operating Officer and director, are shareholders, directors and officers of Strive. In January 1998, Strive transferred the business to Jeremy's Microbatch Ice Creams, LLC. Simultaneously with closing of our initial public offering in February, 2000, Jeremy's Microbatch Ice Creams, LLC, became a subsidiary of Jeremy's Microbatch Ice Creams, Inc. Since we began operating, we have derived our revenues primarily from the sale of our branded ice cream products in pint and other containers in supermarkets, grocery stores and similar retail outlets. We expect our revenues will continue to be primarily from these sources. Our long term plans include opening our own retail establishments serving primarily our own product, but we do not expect to begin work on retail stores in the next twelve months.

     Throughout our short history, have increased steadily. Our revenues in 1999 were more than 250% of our revenues in 1998. However, we have not achieved net cash flow from operations. We believe that promotional and marketing activities and funded by the proceeds of our Initial Public Offering will allow us to continue to increase revenues. We also expect that our operating expenses will continue to decline as a percentage of sales. However, we cannot guarantee that our sales will continue to grow or that we will be able to reduce expenses as a percentage of sales.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales.


                                                      Year Ended             Year Ended
                                                   December 31, 1999      December 31, 1998
                                                   -----------------      -----------------

Net Sales                                               100.00%                100.00%

Cost of sales                                            83.56                   72.1
                                                      --------                -------

Gross profit                                             16.44                   27.9
                                                      --------                -------
Selling                                                  95.93                  139.8
Distribution                                             12.20                   15.8
G & A                                                    88.53                   99.7
Amortization of deferred costs                           40.44                    ---
Depreciation                                              0.61                    1.4
                                                      --------                -------
TOTAL OPERATING COSTS                                   237.71                  256.7
                                                      --------                -------

OPERATING (LOSS)                                       (221.27)                (228.8)
                                                      --------                -------
Other income                                             0.31                     0.5
Loss on sale of property & equipment                    (1.18)                   ---
Interest Expense                                        (3.83)                   (1.7)
                                                      --------                -------
Net (loss)                                            (225.97)%               (230.0)%
                                                      ========                =======


Comparison of Results Of Operations For Years Ended December 31, 1999 and 1998.

     Net Sales. Our net sales increased by $1,182,356 to $1,598,027, or over 284% in 1999 compared to sales in 1998 which were $415,671. This expansion can be attributed both to an increase in the number of retail outlets carrying our products and an increase in the revenues per outlet. We believe that this increase is a direct result of our marketing and promotional efforts and expenditures.

     Gross Profit. Our gross profit in 1999 was $262,705 as compared to $115,803 in 1998. Our gross profit as a percentage of sales was 16.44% in 1999 as compared to 27.9% in 1998. The decrease in gross profit percentage was the result of a few factors. During the end of 1999, we sold certain food service products at a loss, in an effort to eliminate old flavors in stock and make room for our new flavors. These sales accounted for approximately a 3% drop in our overall gross profit margin. In addition, we recorded a $106,000 inventory write-off relating to the termination of our relationship with our former manufacturer and the recognition of loss on raw materials that were left with the former manufacturer and were deemed unusable. This loss of raw materials accounted for approximately a 6.63% decrease in our gross profit margin. In addition, we incurred costs associated with significant changes in product and packaging in September 1999. At that time we began discontinuing five flavors and introducing seven new flavors. We also developed and implemented a new package design. The cost of the new package design was approximately $40,000. Some of the increase was attributable to increased costs of materials. In the future, we do not expect to change as many flavors at the same time and do not expect more gradual changes in flavors to significantly impact our margins. Currently, all of our product is manufactured and packaged by a single outside source. We do not plan to manufacture the product ourselves. We believe that the use of a single source, or a small number of sources, for product, reduces our cost due to the manufacturer's ability to plan production more efficiently.

     Operating Expenses. Our total operating expenses increased from $1,066,747 in 1998 to $3,798,567 in 1999. The major components of operating expenses, our selling, distribution, general and administrative expenses and amortization of deferred charges all increased during this period. We believe that the increases in dollar amounts were consistent with our growth. As a percentage of sales, operating expenses decreased from more than 256% of sales to approximately 237% of sales. This is primarily attributable to increased sales and the fixed elements of some of those expenses. Except for amortization of deferred costs, most components of operating expense have decreased as a percentage of sales. We expect distribution costs to increase as we enter new geographic markets. We expect that when we are able to build sales volume in any particular area, distribution costs will decrease significantly as a percentage of sales.

     Selling expenses consist primarily of promotional activities, advertising, salaries and commissions of sales and marketing personnel, brokers and distributors. Selling expenses increased by over $951,846 from 1998 to 1999 due to a $500,000 increase in advertising expenses and to increases in volume in the first two quarters of 1999, which caused additional fees to brokers and distributors. Selling expenses decreased as a percentage of sales. Some of our increased advertising activities resulted from efforts to move retail stock of discontinued flavors and introduce new flavors. We expect that selling expenses will continue to increase in absolute dollars for the foreseeable future as we increase expenditures for sales, marketing, and brand promotion and we hire additional sales and marketing personnel. In September, 1999, we made a decision to terminate our existing advertising relationship and hire additional marketing personnel in-house. We expect that sales and marketing expenses will follow the pattern for a growth company, increasing initially and then decreasing as a percentage of sales.

     General and administrative expenses include rent, salaries, and other costs for general corporate functions such as finance, accounting, legal fees and other professional service expenses. The increase in general and administrative expenses is primarily attributable to increased salaries and related expenses associated with hiring additional personnel and increased professional fees to support the growth of our operations. We expect to incur additional general and administrative expenses as we hire additional personnel and additional costs related to the growth of our business and operation as a public company. We expect these expenses to include facilities expansion, directors and officers liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate the general and administrative expenses will continue to increase in absolute dollars. We believe that general and administrative expenses will follow the pattern for a growth company, increasing initially and then decreasing as a percentage of revenue.

     The deferred charges represent certain product placement costs, also known as slotting fees, paid to our retail customers to obtain and maintain shelf space in retail outlets, generally over a twelve month period. The payment of these fees is common in most segments of the food industry. These deferred charges are generally amortized evenly over a twelve month period. We expect that the deferred charges will continue to rise for a period of time and then decrease as our brand becomes more established.

     Other Income and Expenses. Our other income during 1999 consisted of a one-time cash prize from our victory in the Mail Boxes, etc. "See Your Small Business on the Superbowl" contest. Our loss on the sale of a fixed asset in 1999 resulted from our sale of a promotional vehicle. We do not expect that either this type of income or expense will recur in the future. Our interest expense increased from approximately $7,000 in 1998 to approximately $61,000 in 1999, due to additional borrowings to finance growth. We expect that we will eliminate interest expense entirely in the second, third and fourth quarters of 2000, and the first quarter of 2001, due to the availability of the proceeds of our initial public offering. After that time, we expect that we will obtain lines of credit consistent with our level of sales. Interest expense also increased in 1999 due to the introduction of a receivables factoring arrangement put into place during that period.

Seasonality

     While our sales have fluctuated due to our rapid growth, our sales are generally not expected to be seasonal. The market segment in which we compete, super premium ice creams, does not experience significant seasonality. We do not expect that our sales will be affected by significant seasonal fluctuations in the future.

Industry Trends

     The ice cream industry, and the super premium segment in particular, has recently experienced significant changes. The consumer demand for ice cream has shifted back to full fat ice creams, like those we produce, from low fat and non-fat ice creams and yogurt products which were popular in the 1980's and early 1990's. We expect, based on our review of industry statistics, that the demand for full fat product, and super premium ice creams in particular, will continue to grow rapidly. However, we also believe that competition in our segment will increase. Competitors in the segment have helped to drive growth and a reallocation of retail space to super premium products. Therefore, we believe that the market segment in which we compete will continue to grow. However, should industry trends change, and consumers once against focus on lower fat products, our growth could be severely affected.

Liquidity and Capital Resources

     From inception until February, 2000, we financed our operations primarily through capital contributions of our shareholders. Since inception through December 31, 1999, we received $2,700,000 in cash capital contributions from two of our shareholders. One of these shareholders also converted a $50,000 note payable to equity during 1998. We received an additional $100,000 from another shareholder in October, 1999. We also received working capital through an accounts receivable factoring arrangement and a line of credit from Norwest Bank.

     Net cash used in operating activities was $928,835 in the year ended December 31, 1998, and $1,153,179 in year ended December 31, 1999. All of these negative cash flows were offset primarily through additional investments by our existing shareholders.

     In May 1999 we entered into a factoring agreement under which we agreed to sell substantially all of our receivables to a finance company. We paid the finance company a fee of 1.5% of the amount of receivables purchased. The total unpaid receivables outstanding at any time under the factoring agreement may not exceed $500,000. Under this agreement, we must repurchase a receivable if the customer does not pay within a certain time period. We stopped using this facility in September, 1999, as the factor no longer makes advances because of the delinquency of our receivables. Since then, we have been collecting newly generated receivables ourselves.

     Our arrangements with our manufacturer require us to post a letter of credit to secure our obligations. The letter of credit we posted for this purpose in February, 2000 requires us to maintain a $500,000 Certificate of Deposit as security. We also posted a $160,000 Certificate of Deposit with First Union Bank to secure our obligations under vehicle leases.

     As we do not manufacture, store or distribute products ourselves, we do not anticipate any significant capital requirements in the next 18-24 months, other than the payment of increased slotting fees as we enter new markets and pay new retail customers. We believe that the cash supplied by our initial public offering will be sufficient to finance all of our needs through at least the third quarter of 2001. While our ability to increase our revenues and obtain net cash flow from operations is unproven, we believe that by the end of the third quarter of 2001, we will be able to finance operations from cash flow. In the future, we may be able to enter into receivables financing or line of credit arrangements with lower cost than those presently in place. However, if our revenues do not increase as quickly as anticipated, or the expenses we incur are greater than anticipated, we may need to raise additional funds to fund more aggressive brand promotion or more rapid expansion. We cannot be sure that any required additional financing will be available on terms favorable to us, or will be available at all. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interest and the new securities may have rights superior to the holders of our common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations and our ability to pay dividends. If adequate funds are not available, or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of business opportunities. Any of these events could have a material adverse effect on our business, results of operation or financial condition.

New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities." SFAS 133 was amended by SFAS 137. SFAS 137 delays the effectiveness of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measure at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on the Company's operating results or financial condition when adopted, because the Company currently does not engage in derivative instruments.

Inflation

     The impact of general inflation on our business has been insignificant to date. Inflation may affect our raw materials prices, but we do not expect that it will affect our gross profit.

Year 2000 Issues

     We have completed our assessment of Year 2000 issues and believe that the consequenses of such issues will not have a material adverse effect on our business, results of operations or financial condition, without taking into account any efforts by us to avoid such consequences.

Item 7.  Financial Statements and Supplementary Data

                                     INDEX

                            TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..........   F-2

Consolidated Financial Statements

  Balance Sheet.............................................   F-3

  Statements of Operations..................................   F-4

  Statements of Changes in Stockholders' (Deficiency).......   F-5

  Statements of Cash Flows..................................   F-6

Notes to Consolidated Financial Statements..................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Jeremy's Microbatch Ice Creams, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Jeremy's Microbatch Ice Creams, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, changes stockholders' (deficiency), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeremy's Microbatch Ice Creams, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Philadelphia, Pennsylvania
March 3, 2000,

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
ASSETS
Current assets
  Cash......................................................   $    3,473
  Accounts receivable (Note 2)..............................      164,510
  Inventories...............................................       67,171
  Prepaid expenses..........................................        6,124
                                                               ----------
Total current assets........................................      241,278
                                                               ----------
Property and equipment, net (Note 3)........................       85,427
                                                               ----------
Other assets
  Deferred charges, net of accumulated amortization of
     $646,322...............................................      352,109
  Deferred offering costs...................................      273,479
  Other.....................................................        5,400
                                                               ----------
Total other assets..........................................      630,988
                                                               ----------
Total assets................................................   $  957,693
                                                               ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
  Note payable, bank (Note 4)...............................   $  299,980
  Note payable, vendor......................................      258,806
  Accounts payable and accrued expenses.....................    1,781,902
  Current maturities of capital lease (Note 5)..............       14,109
  Notes payable to related parties (Note 5).................      325,000
                                                               ----------
Total current liabilities...................................    2,679,797
Capital lease, net of current maturities (Note 5)...........       23,273
                                                               ----------
Total liabilities...........................................   $2,703,070
                                                               ----------
Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS' (DEFICIENCY)
  Preferred stock; $0.01 par value
     Authorized 500,000 shares
     Issued and outstanding none............................           --
  Common stock; $0.01 par value
     Authorized 5,000,000 shares
     Issued and outstanding 1,800,000 shares................   $   18,000
  Additional paid-in capital................................    2,991,857
  Accumulated (deficit).....................................   (4,755,234)
                                                               ----------
Total stockholders' (deficiency)............................   (1,745,377)
                                                               ----------
Total liabilities and stockholders' (deficiency)............   $  957,693
                                                               ==========


          See accompanying notes to consolidated financial statements.

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net sales (Note 2)..........................................  $ 1,598,027   $   415,671
Cost of sales (Note 2)......................................    1,335,322       299,868
                                                              -----------   -----------
Gross profit................................................      262,705       115,803
                                                              -----------   -----------
Operating expenses
  Selling...................................................    1,532,932       581,086
  Distribution..............................................      194,904        65,584
  General and administrative................................    1,414,671       414,418
  Amortization of deferred charges..........................      646,322            --
  Depreciation..............................................        9,678         5,659
                                                              -----------   -----------
Total operating expenses....................................    3,798,507     1,066,747
                                                              -----------   -----------
(Loss) from operations......................................   (3,535,802)     (950,944)
                                                              -----------   -----------
Other income (expense)
  Other income..............................................        5,000         1,914
  Loss on sale of property and equipment....................      (18,796)           --
  Interest expense..........................................      (61,197)       (7,171)
                                                              -----------   -----------
Total other (expense).......................................      (74,993)       (5,257)
                                                              -----------   -----------
Net (loss)..................................................  $(3,610,795)  $  (956,201)
                                                              ===========   ===========
Basic and diluted loss per share............................        (2.62)  $     (1.67)
                                                              ===========   ===========
Basic and diluted weighted average number of common shares
  outstanding...............................................    1,378,802       572,620
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)

                                  COMMON STOCK       ADDITIONAL
                              --------------------    PAID-IN     ACCUMULATED
                                SHARES     AMOUNT     CAPITAL      (DEFICIT)       TOTAL
                              ----------   -------   ----------   -----------   -----------
Balance, January 1, 1998....     351,345     3,513      156,344      (188,238)      (28,381)
Issuance of common stock for
  conversion of note
  payable...................      18,818       188       49,812            --        50,000
Issuance of common stock....     508,363     5,084      994,916            --     1,000,000
Net loss....................          --        --           --      (956,201)     (956,201)
                              ----------   -------   ----------   -----------   -----------
Balance, December 31,
  1998......................     878,526     8,785    1,201,072    (1,144,439)       65,418
Issuance of common stock....     921,474     9,215    1,790,785            --     1,800,000
Net loss....................          --        --           --    (3,610,795)   (3,610,795)
                              ----------   -------   ----------   -----------   -----------
Balance, December 31,
  1999......................   1,800,000    18,000    2,991,857    (4,755,234)   (1,745,377)
                              ==========   =======   ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
Cash flows from operating activities
  Net (loss)................................................  $(3,610,795)  $ (956,201)
  Adjustments to reconcile net (loss) to net cash (used in)
     provided by operating activities
     Loss on sale of property and equipment.................       18,796           --
     Depreciation...........................................        9,678        5,659
     Amortization of deferred charges.......................      646,322           --
     Changes in assets and liabilities
        (Increase) in assets
           Accounts receivable..............................     (141,960)      (6,713)
           Inventories......................................      108,053     (175,224)
           Prepaid expenses.................................       (6,124)          --
           Other............................................        2,958       (8,535)
        Increase in liabilities
           Accounts payable and accrued expenses............    1,819,893      212,179
                                                              -----------   ----------
Net cash (used in) operating activities.....................   (1,153,179)    (928,835)
                                                              -----------   ----------
Cash flows from investing activities
  Deferred charges..........................................     (998,431)          --
  Proceeds from sale of property and equipment..............       15,525           --
  Purchase of property and equipment........................      (50,394)     (41,514)
                                                              -----------   ----------
Net cash (used in) investing activities.....................   (1,033,300)     (41,514)
                                                              -----------   ----------
Cash flows from financing activities
  Issuance of common stock..................................    1,800,000    1,000,000
  Deferred offering costs...................................     (273,479)          --
  Proceeds from note payable, bank..........................      400,000           --
  Repayments of note payable, bank..........................     (100,020)          --
  Proceeds from notes payable to related parties............      325,000       50,000
  Repayments of long-term debt..............................     (141,279)          --
                                                              -----------   ----------
Net cash provided by financing activities...................    2,010,222    1,050,000
                                                              -----------   ----------
Net (decrease) increase in cash.............................     (176,257)      79,651
Cash at beginning of period.................................      179,730      100,079
                                                              -----------   ----------
Cash at end of period.......................................  $     3,473   $  179,730
                                                              ===========   ==========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest..................  $    56,270   $    7,531
                                                              ===========   ==========
Noncash financing activities
  Property and equipment purchases through capital lease....  $    43,000   $       --
                                                              ===========   ==========
  Issuance of common stock for conversion of note payable...  $        --   $   50,000
                                                              ===========   ==========
  Issuance of note payable for conversion of account
     payable................................................  $   294,467   $       --
                                                              ===========   ==========

          See accompanying notes to consolidated financial statements.

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Jeremy's Microbatch Ice Creams, Inc. and Subsidiary ("Jeremy's" or the "Company") develops, markets and sells super-premium ice cream using high-quality ingredients through its wholly owned subsidiary, Jeremy's Microbatch Ice Creams, LLC (the "LLC"). Unique flavors of ice cream are offered primarily in small, limited edition batches in pint size containers. Ice cream products are sold mostly in supermarkets and grocery stores in New England, Mid-Atlantic Region, Colorado, Minnesota, Florida, Texas and Arizona.

     The Company is a successor to Strive, Inc. ("Strive"), which during 1997 focused primarily on developing, marketing and selling super-premium ice cream using high quality ingredients under the name of Jeremy's Microbatch Ice Creams. On January 1, 1998, Strive, Inc. contributed certain assets ($15,837) to and had certain liabilities ($43,937) assumed by the LLC in exchange for a 96.25% membership interest in the Company. Such amounts were recorded by the Company at Strive's historic cost. The above transaction was accounted for as a reverse merger.

     The Company has suffered cummulated losses from operations since inception of $4,755,234. In February 2000, the Company completed its plan of reorganization (See Note 7) and Initial Public Offering ("IPO") of 1,200,000 shares of its common stock at $6.00 per share and received net proceeds of $5,886,557 (See Note 8).

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements give effect to the Company's Reorganization (Note
7) and include the accounts of Jeremy's Microbatch Ice Creams, Inc. and its wholly-owned subsidiary Jeremy's Microbatch Ice Creams, LLC. Any intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to customers.

INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate five to seven years.

DEFERRED CHARGES

     Deferred charges represent certain product introductory placement costs (i.e., slotting fees) paid to customers which are incurred to develop new and retain existing markets for products. The payment of such fees is common in the industry. These costs are amortized using the straight-line method generally over a 12-month period. Whenever events or changes in circumstances indicate that the carrying amount of the deferred charge may not be recoverable, the Company will recognize an impairment charge.

DEFERRED OFFERING COSTS

     Deferred offering costs represent costs incurred in connection with the Company's initial public offering of common stock. Deferred offering costs were netted against the net proceeds from the IPO.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

INCOME TAXES

     The LLC has elected to be treated as a partnership under the Internal Revenue Code and the tax regulations in the states in which it operates. As a result, the LLC's loss is reported on the income tax returns of its members and, accordingly, no corporate income taxes were imposed at the Company level. Effective as of the date of the Company's Reoganization, the Company will follow Statement of Financial Accounting Standards No. 109 which requires an asset and liability approach to providing deferred income taxes and specifies that all deferred tax balances be determined by using the tax rate expected to be in effect when the taxes actually will be paid or refunds received.

CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash, accounts receivable, trade and due from factor.

     The Company's policy is to limit the amount of credit exposure by placing cash with financial institutions evaluated as being creditworthy. At times, the Company's cash exceeds Federal Deposit Insurance Corporation insurance limits.

     The Company attempts to minimize credit risk with respect to receivables by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly. The Company does not generally require collateral for its trade accounts receivable.

     On May 26, 1999, the Company entered into a Factoring and Security Agreement with a finance company whereby the Company had agreed to sell with recourse substantially all of its receivables up to a predetermined amount as stipulated in the Factoring and Security Agreement. The maximum amount of total outstanding purchased receivables at any given time was $500,000. The Company was required to remit to the finance company a factoring fee of 1.5% of the purchased receivables at the time of sale. The agreements were accounted for as financing arrangements and the factoring fee was accounted for as interest expense. During September 1999, the Company ceased utilizing the facility.

ADVERTISING

     Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense for the years ended December 31, 1999 and 1998 approximated $854,000 and $301,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at December 31, 1999, because of the relatively short maturity of these instruments. The carrying amount of note payable, bank, long-term debt and notes payable to related parties also approximate fair value because the Company's interest rates approximate current interest rates.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," ("SFAS 13 as amended by SFAS 137") SFAS 137 delays the effective date of implementation of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on the Company's operating results or financial condition when adopted, because the Company currently does not engage in derivative instruments.

2. TRANSACTIONS WITH MAJOR SUPPLIERS AND CUSTOMERS

     The Company purchased substantially all of its inventory from one vendor from inception through December 1999. For the years ended December 31, 1999 and 1998, the Company had purchases from this vendor of approximately $735,000 and $475,000, respectively.

     During June 1999, the Company entered into a Co-Packing Agreement (the "Agreement") whereby the Company agreed to purchase ice cream products from a different supplier. The term of the Agreement is the longer of two years or until such time that the Company has purchased two million pints of ice cream. The Company may elect to cancel this agreement on sixty days' notice at any time. However, the Company is then required to purchase all of the manufacturer's inventory and compensate the manufacturer for the amortized cost of its equipment used in the production of the Company's product. These obligations are guaranteed by a member of the Company. For the year ended December 31, 1999, the Company had purchases from this supplier of approximately $218,000.

     In February 2000, the Company entered into a $500,000 irrevocable standby letter of credit facility with a bank to guaranty payments under the "Agreement". This facility expires February 28, 2001 and is collateralized by a $500,000 certificate of deposit.


     The following table shows the percentage of net sales to major customers:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                    ---------------
                                                    1999       1998
                                                    ----       ----
Customer A...................................         2%        15%
Customer B...................................        28         22
Customer C...................................        --         11
Customer D...................................        --         13
Customer E...................................        11         --
Customer F...................................        14         --
                                                     --         --
                                                     55%        61%
                                                     ==         ==

The following table shows the percentage of the accounts receivable from major customers as of Decenber 31, 1999:

Customer B...................................       31%
Customer F...................................       57
                                                    --
                                                    88%
                                                    ==

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                            DECEMBER 31,
                                           USEFUL LIFE          1999
                                           -----------      ------------
Automobile...........................        5 Years          $74,980
Equipment............................        5 Years           11,594
Furniture............................        7 Years            8,429
                                                              -------
                                                               95,003
Less accumulated depreciation........                           9,576
                                                              -------
                                                              $85,427
                                                              =======

4. NOTE PAYABLE, BANK

     During February 1999, the Company secured a $300,000 line of credit with a bank, which was due in full on January 31, 2000. Interest accrues on outstanding balances at a rate of 12.25%. The line of credit is guaranteed by the Company's majority member. The line of credit was paid in full with proceeds of the IPO and terminated (See Note 8).

5. LONG-TERM DEBT AND RELATED PARTY DEBT

     Long-term debt consisted of the following:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
The Company leases certain equipment through capital lease
  agreements. The Company makes minimum monthly payments of
  $1,568 including interest of 18%..........................      37,382
Less current maturities.....................................      14,109
                                                                --------
                                                                $ 23,273
                                                                ========

     The total minimum capitalized lease commitments at December 31, 1999 is as follows:

YEAR ENDING DECEMBER 31,                                AMOUNT
------------------------                                -------
2000..............................................      $20,384
2001..............................................       18,816
2002..............................................        9,408
                                                        -------
                                                         48,608
Less interest.....................................      (11,226)
                                                        -------
                                                        $37,382
                                                        =======

     Property and equipment of approximately $43,000 at December 31, 1999 is covered by capitalized lease commitments.

     In October 1999, the Company issued notes payable to its chief executive officer and chief financial officer of $40,000 and $5,000, respectively. The proceeds of these notes were used to repay a portion of a $50,000 note to an individual. The notes to the officers are due in October 2000 and accrue interest at 10% per annum.

     In the fourth quarter of 1999, the Company issued additional notes payable to related parties in the amount of $280,000. The proceeds of these notes were used to repay outstanding accounts

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

5. LONG-TERM DEBT -- (CONTINUED)

payable. These notes are due in November 2000 and accrue interest rates between 10% and 14% per annum.

     The notes payable to officers and related parties were paid with the proceeds from the IPO (See Note 8).

6. COMMITMENTS AND CONTINGENCIES

     Through April 1999, a shareholder of the Company agreed to provide office space to the Company on a month-to-month basis at a rate of approximately $2,000 per month. On April 16, 1999, the Company entered into a new lease agreement with an unrelated party whereby the Company leases office space on a month-to-month basis at a monthly rate of approximately $3,000. Rent expense approximated $41,000 and $23,000 for the years ended December 31, 1999 and 1998, respectively.

     During the term of the Company's relationship with its former marketing agency, the agency and its subcontractors created certain artwork, packaging and other materials for the Company. The agency and its subcontractors may have the copyright in such materials and may have the ability to prevent the Company from continuing to use such materials if the Company defaults in its obligations to the marketing agency.

     In March 2000, the Company entered into a vehicle lease with a bank for six vans. This lease requires minimum monthly payments of $3,837 including 12.44% interest through March 2003 with a purchase option equal to 30% of the vehicles cost. The Company also posted a $160,000 certificate of deposit with the bank to secure the obligations under the vehicle lease.

     The Company is a party to various legal proceedings in the ordinary course of its business. The Company believes that none of the outcomes from these proceedings are material to its financial position, results of operations and changes in cash flows.

7. REORGANIZATION

     In connection with the Company's Initial Public Offering of common stock (see Note 8), certain events have occurred (the "Reorganization"). Prior to, or simultaneously with the closing date of the offering, the Company, JMIC, Inc. ("Merger Sub"), the LLC, and the members of the LLC undertook a reorganization transaction, pursuant to the Plan of Merger and Formation, dated as of December 1, 1999, among the members of the LLC, the LLC and Jeremy's Microbatch Ice Creams, Inc. At the effective time of the merger, the Merger Sub merged with and into the LLC, the separate corporate existence of the Merger Sub ceased and the LLC became the surviving entity in the merger. At that time, all of the membership interests in the LLC were converted automatically into 1,800,000 shares of Jeremy's Microbatch Ice Creams, Inc. common stock. As a result of the Reorganization, Jeremy's Microbatch Ice Creams, Inc. owns all of the members' respective LLC interests and the LLC became a wholly owned subsidiary of Jeremy's Microbatch Ice Creams, Inc. (see Note 1).

     The Reorganization also includes provisions whereby a certain stockholder will have the right to acquire a certain number of shares at predetermined prices from another stockholder. Some of these rights will vest only upon the occurrence of defined triggering events which include: (1) a merger in which the stockholders receive cash and/or securities of another entity; (2) the acquisition of Jeremy's Microbatch Ice Creams, Inc. shares in one transaction or a series of related transactions or (3) the sale of all or substantially all of Jeremy's Microbatch Ice Creams, Inc. assets in one transaction or a series of related transactions. These triggering events are predicated on the aggregate cash and fair market value of securities received by Jeremy's Microbatch Ice Creams, Inc. and/or its stockholders.

              JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

8. INITIAL PUBLIC OFFERING

     In February 2000, the Company completed its initial public offering of 1,200,000 shares of common stock at $6.00 per share. The net proceeds to the Company of the offering after underwriter's, discounts, commissions and expenses were $5,886,557. A portion of the net proceeds was used to pay down accounts payable and notes payable to bank, vendor and related parties.

     In connection with the IPO, the Company entered into employment agreements with two key executive officers, the terms of which are expected to expire in December 2002. Such agreements will provide for minimum annual salary levels of $120,000 for each officer. In addition to each executive's salary, the agreements provide for the granting to each officer employee stock options to purchase 10,000 shares of Jeremy's Microbatch Ice Creams, Inc. common stock in each of January 2000, 2001 and 2002. The stock options will have an exercise price equal to the market price of Jeremy's Microbatch Ice Creams, Inc. common stock as of the date of issuance. The Company is currently contemplating the adoption of an employee stock option plan. The employee stock options are expected to be exercisable for five years after the date of issue and will be vested upon issuance. These options have not yet been granted.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.


     The following table sets forth the names and positions of our Directors, Executive Officers and key employees:

NAME                                        AGE                            POSITION
----                                        ---                            --------
Jeremy D. Kraus...........................  23       President, Chief Executive Officer and Director
Samuel V. Cohen...........................  23       Chief Operating Officer, Secretary and Director
Jeffrey S. Rosen..........................  29       Chief Financial Officer
Jay H. Bern...............................  48       Vice President of Business Development
Kristoffer J. Murphy......................  24       Promotions Manager
Paul Schock...............................  41       Director
Steve Kirby...............................  47       Director

     First Montauk Securities, Inc., the underwriter for our initial public offering, has the right to have a non-voting observer at all board meetings.

     Strive, Inc. and Bluestem Capital Partners, II, L.P., who together own more than 50% of our common stock, have agreed with each other to vote their shares to elect Mr. Kraus, Mr. Cohen and two nominees of Bluestem Capital Partners, II, L.P. to our Board of Directors through the end of 2003. Mr. Schock and Mr. Kirby will initially be the nominees of Bluestem, but Bluestem will be entitled to change its nominees at any election of directors.

     Corporate Governance Standards: We are required under the rules of the NASDAQ Stock Market to have at least two independent directors, and to have an audit committee a majority of the members of which are independent directors. Nasdaq has informed us that none of our current directors are considered independent. Nasdaq has granted us a temporary waiver of these requirement through May 15, 2000. We expect to add the two independent directors to our Board before this deadline, and will constitute an audit committee when we add the independent directors.

     A brief description of the backgrounds of the current Directors, Executive Officers and key employees are set forth below:

Executive Officers

     Jeremy D. Kraus. Jeremy D. Kraus is the founder of our business and has been Chief Executive since its inception. He received his Bachelor of Science with a specialty in entrepreneurial management from the Wharton School of the University of Pennsylvania in 1998. Jeremy has received many academic and professional awards recognizing his entrepreneurial ability. While at Wharton he was named a Berg Scholar and awarded both the Gloeckner Award and the Trilogy Award for entrepreneurial excellence -- becoming the first student to win both awards in the school's history. In addition, Governor Tom Ridge named him Pennsylvania's Young Entrepreneur of the Year in 1997. In 1998, Jeremy was named one of the top 40 marketers under 40 years of age by Brandweek magazine, as well as one of Philadelphia's top 40 businessmen under 40 years of age by the Philadelphia Business Journal.

     Jeremy Kraus is also the President and a director and shareholder of one of our principal members, Strive, Inc. Mr. Kraus devotes substantially all of his time to the activities of Jeremy's.

     Samuel V. Cohen. Samuel V. Cohen has served us in various capacities since the inception of our business. He is experienced in areas of operations management, information systems and project management. In recognition of his work at Jeremy's Microbatch(R) Ice Creams, he was named one of Advertising Age's Top 100 Marketers of 1998. He has done operations and technology consulting projects for Rosenbluth International and Valley National Bank. He is a 1998 graduate of the Wharton School of the University of Pennsylvania, with a focus on operations management. Through those and other experiences, as well as academic coursework, Samuel has worked to develop unique solutions for supply and distribution chain management, service process management, quality control/assurance, and perishable inventory purchasing. In addition, he has been integral in implementing these solutions through the creation of proprietary technologies utilizing both continuous and discrete event simulation, mathematical modeling, and interactive software. He has also worked as a technical professional himself, serving as a technical support specialist and assistant system administrator for a 100+ client intranet and internet multi-webserver host network.

     Samuel Cohen is also the vice president and a director and shareholder of our member, Strive, Inc. Mr. Cohen devotes substantially all of his time to the activities of Jeremy's.

     Jeffrey S. Rosen. Mr. Rosen joined us in April, 1999. He is a graduate of Rowan University with a Bachelors of Science degree in finance. Before joining Jeremy's, Jeff was the assistant controller of Megasoft, a computer software company, from 1997 to 1998. For four years prior to joining Megasoft, Mr. Rosen was an accountant with a public accounting firm in New York City. He studied and practiced all facets of accounting both as an auditor and a financial statement and tax preparer.

Key Employees

     Jay H. Bern. Jay H. Bern joined us as Vice President of Business Development in July 1998. He is a seasoned sales professional in the ice cream business. Jay has over twenty years of experience in broker management, direct sales, distributor sales and sales management in the consumer packaged goods industry. From 1997 to 1998, Jay served as a sales executive with Old Fashioned Kitchen, which makes frozen foods. From 1996 to 1997 Jay was a sales executive with New England Frozen Foods. From 1993 to 1996, Jay served as the Director of Sales for Mr. Cookie Face. Jay has experience working with some of Jeremy's key competitors, such as Edy's Grand Ice Creams as a Senior Account Executive from 1991 to 1993 where he sold Ben & Jerry's, as well as Haagen-Dazs where he served as a Key Account Executive and Sales Manager from 1985 to 1987.

     Kristoffer J. Murphy. Kris Murphy joined us in 1999. He graduated from Temple University in 1998 with a degree in radio, television and film. While still in high school he produced a daily television show for a local cable station. During his sophomore year at Temple, he began as a promotions assistant for WPLY(Y100), a highly rated Philadelphia radio station. In his time there he was promoted several times, eventually becoming the Sales Promotion Coordinator. He began the Y100 Street Squad, a promotional team responsible for over 1200 events in the Philadelphia Metro in 1998. He was an intricate part in Y100 being named the most promotionally active radio station on the East Coast by numerous trade publications and the Philadelphia City Paper.

Directors

     Paul Schock. Paul Schock is the co-fund manager of Bluestem Capital Company, the general partner of Bluestem Capital Partners, II, L.P., and other investment partnerships. He attended Stanford University and graduated in 1981 Magna Cum Laude from Augustana College with a degree in Business. Mr. Schock was a commercial banker and manager for eight years with the First Bank Systems of Minneapolis, Minnesota and left to become CFO of American Western Company, a $150 million (sales) public manufacturing company in Sioux Falls, South Dakota. In 1989, he left American Western Company and formed the predecessor to Bluestem Capital Company.

     Steve Kirby. Steve Kirby, is the co-fund manager of Bluestem Capital Company. He is a graduate of Arizona State University with a BS Degree in Political Science and a graduate of the University of South Dakota School of Law with a Juris Doctorate Degree. Mr. Kirby was secretary and senior claim counsel for Western Surety Company, a national surety bond company from 1977-1992. He was also the 35th Lieutenant Governor of the State of South Dakota from 1993 through 1995.

Compensation of Directors

     We do not currently pay our directors any compensation for their service as directors. In the future, we plan to reimburse directors' expenses for attendance at board meetings. We have agreed with First Montauk Securities, Inc. that the underwriter's designee on the board will receive compensation appropriate for an outside director. We do not anticipate paying any compensation to this designee unless we also pay compensation to our other outside directors.

Insurance

     We have key man insurance on the life of Jeremy Kraus, in the amount of $2,000,000 and on the life of Samuel Cohen, in the amount of $1,000,000. We also maintain directors and officers liability insurance.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Each of the directors of the Company as well as Bluestem Capital Company II, L.P. and Strive, Inc. were late in filing form 3, initial report of beneficial ownership.

Item 10. Executive Compensation.

Compensation of Executive Officers

     The following table sets forth information concerning the compensation earned by our officers for services rendered in all capacities to us in the years ended December 31, 1998 and 1999.

                           Summary Compensation Table

                                                                                                 ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR      SALARY       BONUS     OPTIONS       COMPENSATION
---------------------------                      ----      ------       -----     -------       ------------
Jeremy D. Kraus................................  1999        70,000      0           0               3,600
Chief Executive Officer                          1998        48,000      0           0               3,600

Samuel V. Cohen................................  1999        70,000      0           0               3,600
Chief Operations Officer                         1998        36,000      0           0               3,600

Jay Bern.......................................  1999        80,000      0           0               8,400
Vice President-Business Development              1998        40,000      0           0               4,200

Jeffrey S. Rosen...............................  1999        37,000      0           0               3,375
Chief Financial Officer

     Our Chief Financial Officer, Jeffrey Rosen, joined us in April 1999. Prior to Mr. Rosen joining us, Mr. Cohen acted as our Chief Financial Officer.

     The figure under "All Other Compensation" for Mr. Kraus and Mr. Cohen consists of a $300 monthly car allowance. The figure under "All Other Compensation" for Mr. Bern consists of a $700 monthly car allowance. Mr. Rosen receives a car allowance of $375 per month. From January 1, 1999 through the closing of our initial public offering, Mr. Cohen and Mr. Kraus were each paid at a rate of $70,000 per year. Mr. Kraus, Mr. Cohen, Mr. Rosen and Mr. Bern will continue to receive their car allowances during 2000. As discussed below, Mr. Kraus and Mr. Cohen received salary increases when their employment agreements went into effect upon closing of our initial public offering in February, 2000. In March 2000, the Board of Directors increased Mr. Bern's salary to $100,000 per annum and Mr. Rosen's salary to $70,000 per annum.

Options, Warrants and Stock Appreciation Rights.

     None of our officers or directors received or exercised any options, warrants or stock appreciation rights at any time on or prior to December 31, 1999. Mr. Kraus and Mr. Cohen are entitled to be issued certain options under their employment agreements, as described below.

Employment Agreements

     We have entered into employment agreements with Jeremy D. Kraus and Samuel
V. Cohen which became effective as of closing of our initial public offering.

     These agreements provide for three-year terms with identical compensation provisions for Mr. Kraus and Mr. Cohen. Under these agreements, Mr. Kraus and Mr. Cohen will each receive the following compensation:

       o Salary of $120,000 in the year 2000 increasing to $130,000 in 2001 and $140,000 in 2002. The increases in 2001 and 2002 are contingent upon our profitability in the prior year.

       o Options issued at the beginning of each year under the contract to purchase 10,000 shares at an exercise price equal to the market value of the shares at the beginning of the year. Under this provision, Mr. Kraus and Mr. Cohen are entitled to be issued options exercisable for 10,000 shares each, at $6.00 per shares, as of February 18, 2000, but formal action to issue the options has not yet been taken.

     Under these agreements, Mr. Kraus and Mr. Cohen will be entitled to participate in, and receive, standard employee benefits which we adopt for our employees generally or executive officers specifically. The agreements will provide that if we terminate Mr. Kraus or Mr. Cohen without cause, he will be entitled to a severance payment in the amount equal to six months salary. Under the employment agreements, cause will include:

       o Continuing willful neglect of the employee's duties.

       o Willful disregard or violation of law or governmental rules which is likely to subject us to loss.

       o The employee's breach of his duty to us if it involves personal profit to the employee or his family or the taking of an opportunity available to us to our detriment.

       o The conviction of the employee for certain crimes as well as violation of securities laws or regulations.

       o A material breach of the terms of the employment agreement.

       o Any misappropriation of funds, theft or fraud by the employee involving us or any of our affiliates, customers or suppliers.

     Mr. Cohen and Mr. Kraus will be entitled to terminate their employment agreements if we fail to timely pay cash compensation to them in an amount exceeding $5,000. In the event that Mr. Kraus or Mr. Cohen terminates his employment agreement for this reason, he will be entitled to six months severance pay.

Limitations on Liability and Indemnification of Officers and Directors
----------------------------------------------------------------------

     Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except for liability:

    o For any breach of the directors duty of loyalty to Jeremy's or its stockholders;

    o For acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

       o Under Section 174 of the Delaware General Corporation Law relating to unlawful dividends or stock redemptions; or

       o For any transaction from which the director derived an improper personal benefit.

         These provisions are permitted under Delaware Law.

         Our by-laws provide that:

       o We must indemnify our directors and officers to the fullest extent permitted by Delaware Law, subject to very limited exceptions;

       o We may indemnify our other employees and agents to the same extent that we indemnify our officers and directors, unless otherwise required by law, our certificate of incorporation, or our by-laws or other agreements; and

       o We must advance expenses as incurred, to our directors and executive officers in connection with a legal proceeding to the fullest extent permitted by Delaware law, subject to very limited exceptions.

     We have directors and officers insurance insuring our directors and officers against specific liabilities.

     Limitation of liability and indemnification provisions in our certificate of incorporation and by-laws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification and limitation of liability provisions are necessary to attract and retain qualified directors and officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The table presented below sets forth as of March 25, 2000 information regarding the beneficial ownership of our common stock by:

       o our chief executive officer, other executive officers and directors;

       o all directors and executive officers as a group; and

       o each person known to us to own beneficially more than 5% of our outstanding shares.

     A person has beneficial ownership of shares if he or she has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect.


                                                              NUMBER OF         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                           SHARES          OF CLASS
------------------------------------                          --------         --------
(I) DIRECTORS AND EXECUTIVE OFFICERS
Jeremy D. Kraus(1).......................................       323,118          10.77%
Samuel V. Cohen(1).......................................       323,118          10.77%
Paul Schock(2)...........................................     1,559,882          51.99%
Steve Kirby(2)...........................................     1,559,882          51.99%
All Officers and Directors as a Group....................     1,883,000          62.77%

OTHER BENEFICIAL OWNERS

Strive, Inc..............................................       323,118          10.77%
Bluestem Capital Partners, II, L.P.......................     1,559,882          51.99%

(1) The shares shown as beneficially owned by Mr. Kraus and Mr. Cohen are owned of record by Strive, Inc., a Texas corporation. Mr. Kraus and Mr. Cohen are directors and officers of Strive, Inc. Jeremy D. Kraus, our President, Samuel V. Cohen, our Chief Operating Officer and Edward Kraus, Jeremy D. Kraus' father, own in the aggregate more than 90% of the outstanding shares of Strive, Inc. This does not include certain shares which Strive may acquire from other current shareholders, as described under "Certain Relationships and Related Transactions."

(2) The shares shown as beneficially owned by Mr. Schock and Mr. Kirby are owned of record by Bluestem Capital Partners, II, L.P. Mr. Schock and Mr. Kirby are the co-managers of Bluestem Capital Company, the investment advisor of Bluestem Capital Partners, II, L.P.

(3) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of
    1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.

     Mr. Kraus and Mr. Cohen's address is 3401 Market Street, Suite 312, Philadelphia, PA 19104. The address for Mr. Schock, Mr. Kirby and Bluestem Capital Partners, II, L.P. is 122 South Philips Avenue, Suite 300, Sioux Falls, South Dakota 57104.

Item 12. Certain Relationships and Related Transactions.

     Conversion of Jeremy's Microbatch(R) Ice Creams to Corporate Form. In October, 1997, Jeremy's Microbatch Ice Creams, LLC was formed as a Delaware limited liability company. At closing of our initial public offering in February, 2000, Jeremy's Microbatch Ice Creams, LLC became a wholly owned subsidiary of Jeremy's Microbatch Ice Creams, Inc. In connection with that transaction, each of the members of Jeremy's Microbatch Ice Creams, LLC received a portion of the initial 1,800,000 shares of Jeremy's Microbatch Ice Creams, Inc. equal to their percentage interests in the limited liability company.

     Guarantees by Bluestem. Prior to March 10, 2000, Bluestem Capital Partners, II, L.P. guarantees our obligations under our agreement with the primary manufacturer of our products. Bluestem Capital Partners, II, L.P. also guaranteed our obligations to Norwest Bank under our unsecured line of credit from Norwest Bank, which line was repaid with the proceeds of our initial public offering and terminated. Bluestem Capital Partners, II, LP is a venture capital investment firm that is our majority shareholder. Two of our directors, Mr. Schock and Mr. Kirby, are principals of Bluestem Capital Partners, II, L.P.

     Operation of Our Business by Strive, Inc. During 1997, one of our principal members, Strive, Inc. tested several ice cream marketing concepts, including the Jeremy's Microbatch(R) concept. Strive operated the Jeremy's Microbatch(R) business on a limited basis during 1997 and as of January 1, 1998 transferred the business to Jeremy's Microbatch(R) Ice Creams, LLC. The transfer of the business included our assumption of $43,937 in liabilities and Strive's contribution of assets, principally account receivables with a book value of $15,837.

     Agreements between Strive, Inc. and Other Shareholders. In connection with the conversion of Jeremy's Microbatch(R) Ice Creams to corporate form, we and our principal shareholders entered into a plan of reorganization. This plan of reorganization contains certain provisions which grant Strive the right to purchase a portion of the shares owned by Bluestem Capital Partners, II, L.P. This agreement provides:

     o Strive has the right to purchase 33,235 shares from Bluestem upon a sale of Jeremy's if the aggregate cash and fair market value of securities received by us or our shareholders is at least $10,000,000. The purchase price for these shares will be $208,652 if the option is exercised on or before April 23, 2003. On April 24, 2003 and on each April 24 thereafter, the purchase price will increase by 20%.

     o Strive has the right to purchase 66,470 shares from Bluestem in the event of a sale of Jeremy's in which the aggregate cash and fair market value of securities received by us or our shareholders is at least $20,000,000. The purchase price for these shares will be $417,304 through April 23, 2003 and thereafter will increase by 20% per year.

     o Strive has the right to purchase up to 256,464 shares from Bluestem at any time prior to July 14, 2003. The purchase price will be $5.849 per share through July 14, 2001, $7.798 per share after July 14, 2001 and before July 14, 2002 and $9.743 per share after July 14, 2002.

     o Strive has the right to purchase up to 61,857 shares from Bluestem at any time prior to August 11, 2003. The purchase price will be $7.27 per share through August 11, 2001, $9.70 per share after August 11, 2001 and on or before August 11, 2002 and $12.12 per share after August 11, 2002.

     Loans by Executive Officers, Shareholders, and Family Members. In October, 1999, Jeremy D. Kraus, our President, loaned us $40,000 and Jeffrey Rosen, Chief Financial Officer, loaned us $5,000. In exchange for these loans, we issued promissory notes bearing interest at 10% per annum, due in full in October, 2000. We borrowed these funds to repay an obligation to an unrelated party which would have matured on June 11, 2000 and bore interest at 14% per annum. In November, 1999, Strive, Inc., one of our principal members, loaned us $60,000 to fund accounts payable. This loan bears interest at 14% per annum and is due in November, 2000. During the fourth quarter of 1999 and January, 2000, Ed Kraus, the father of Jeremy Kraus, loaned us an aggregate of $220,000, which we used to pay accrued working capital items. This loan bore interest at 14% per annum. We repaid these loans in February, 2000 with the proceeds of our initial public offering. As the loans from our President and Chief Financial Officer replaced a loan from an unaffiliated party on which we paid a higher interest rate, we believe these loans were on terms as favorable to us as those available from unaffiliated third parties.

     Prior Lease Arrangements. From January 1, 1998 through April 1, 1999, we operated in space leased from an unrelated third party by Jeremy D. Kraus. We paid the monthly rent of approximately $2,000 directly to the landlord. As we paid only the rent actually charged by the landlord, we believe this transaction was on terms no less favorable to us than generally available from unaffiliated third parties. At the time we entered into this lease, we did not have sufficient disinterested directors to ratify this transaction.

     Purchase of Shares by Bluestem. Bluestem Capital Partners II, L.P., one of our principal shareholders, purchased 200,000 shares in our initial public offering. The underwriter was paid the same commission and expense allowance for the sale to Bluestem as it was paid for all other sales in the offering.

     All future affiliated material transactions and loans involving Jeremy's will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

     During the period in which we entered into the transactions described above, we did not have independent directors, and therefore we lacked sufficient disinterested directors to ratify or approve these transactions. Therefore, an investor cannot be sure that any prior transactions between us and our officers, directors or affiliates were favorable to us.

                                     PART IV

Item 13. Exhibits, Lists  and Reports on Form 8-K

(a) Exhibits. The following is a list of the Exhibits filed as a part of this Report. Exhibits 10.1 and 10.2 are management contracts required to be filed as exhibits to this report.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

 1.4      Form of Consulting Agreement with First Montauk Securities, Inc.*

 3.1      Articles of Incorporation and Amendments thereto*

 3.2      Bylaws*

10.1      Form of Employment Agreement between Jeremy's Microbatch(R)
            Ice Creams, Inc. and Jeremy D. Kraus**

10.2      Form of Employment Agreement between Jeremy's Microbatch(R)
            Ice Creams, Inc. and Samuel V. Cohen**

10.3      Plan of Merger and Formation among Jeremy's Microbatch(R)
            Ice Creams, LLC, Jeremy's Microbatch(R) Ice Creams, Inc, Strive, Inc. and Bluestem Capital Partners II, L.P.**

10.4      Co-Packing Agreement between Jeremy's Microbatch(R) Ice
            Creams, Inc. and Roney Oatman, Inc.**


EXHIBIT NO.                           DESCRIPTION
----------                            -----------

10.5      Promissory Notes from the Company to Jeremy D. Kraus and Jeffrey
            Rosen.*

21.       Subsidiaries

27        Financial Data Schedule

-------------
 * Incorporated by reference to the identical numbered exhibits contained in our Registration Statement on Form SB-2 filed with the Commission on October 25, 1999 (File No. 333-89625).

** Incorporated by reference to the identical numbered exhibits contained in Amendment No. 1 to our Registration Statement on Form SB-2 filed with the Commission on December 16, 1999 (File No. 333-89625).

(b) Reports on Form 8-K. No reports on form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2000.

JEREMY'S MICROBATCH ICE CREAMS, INC.


By: /s/ Jeremy D. Kraus
   --------------------------------
   Jeremy D. Kraus, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  Capacity in Which
              Name                                     Signed                                Date
              ----                                ------------------                         -----

/s/ Jeremy D. Kraus                       President and Chief                           March 29, 2000
--------------------------------          Executive Officer and Director
Jeremy D. Kraus

/s/ Samuel Cohen
--------------------------------          Chief Operating Officer, Secretary and        March 29, 2000
Samuel Cohen                              Director

/s/ Jeffrey Rosen
--------------------------------          Chief Financial Officer (Principal            March 29, 2000
Jeffrey Rosen                             Accounting Officer

/s/ Paul Schock
--------------------------------          Director                                      March 29, 2000
Paul Schock

/s/ Steve Kirby
--------------------------------          Director                                      March 29, 2000
Steve Kirby