Form 10QSB
period 2000-03-31
JEREMYS MICROBATCH ICE CREAMS INC
filed 2000-05-15
CIK 1097453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

[  ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                               ---------------------    -----------------------

                        COMMISSION FILE NUMBER: 001-15689

                      JEREMY'S MICROBATCH ICE CREAMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       23-3017648
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           3401 MARKET ST., SUITE 312
                             PHILADELPHIA, PA 19104
                    (Address of principal executive offices)

                                  215/823-6885
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No (The Registrant has been subject to the reporting requirements for less than 90 days).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 3,000,000 as of April 25, 2000.

                      JEREMY"S MICROBATCH ICE CREAMS, INC.
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - unaudited

              Consolidated Balance Sheets --
              March 31, 2000 and December 31, 1999 ..................................................        3

              Consolidated Statements of Operations --
              for the three month periods ended March 31, 2000
              and 1999...............................................................................        4

              Consolidated Statement of Stockholders' Equity (Deficiency) for
              the three month Period ended March 31, 2000............................................        5

              Consolidated Statements of Cash Flows -- For the three-month periods ended March 31, 2000
              and 1999...............................................................................        6

              Notes to Consolidated Financial Statements.............................................        7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................       14


PART II: OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................       19

Item 2.       Changes in Securities and Use of Proceeds..............................................       19

Item 6.       Exhibits and Reports on Form 8-k.......................................................       21

Signatures...........................................................................................       22

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,         December 31
                                                                                                       2000                1999
                                                                                                    -----------         -----------
                                                                                                    (Unaudited)
Assets
Current Assets
      Cash .................................................................................        $ 1,925,376               3,473
      Restricted cash (Notes 2 and 5) ......................................................            660,000                --
      Accounts receivable ..................................................................            109,475             164,510
      Note receivable from officer (Note 4) ................................................             50,000                --
      Inventories ..........................................................................            132,861              67,171
      Prepaid expenses .....................................................................             94,503               6,124
                                                                                                    -----------         -----------
Total current assets .......................................................................          2,972,215             241,278
                                                                                                    -----------         -----------
Property and equipment, net (Note3) ........................................................            258,159              85,427
                                                                                                    -----------         -----------
Other assets
      Deferred charges, net of accumulated  amortization of $841,330 and $646,322  .........            248,301             352,109
      Deferred Offering Costs ..............................................................               --               273,479
      Other ................................................................................              1,269               5,400
                                                                                                    -----------         -----------
Total other assets .........................................................................            249,570             630,988
                                                                                                    -----------         -----------
Total assets ...............................................................................        $ 3,479,944         $   957,693
                                                                                                    ===========         ===========

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities
      Note payable, bank ...................................................................               --               299,980
      Note payable, vendor .................................................................               --               258,806
      Accounts payable and accrued expenses ................................................            800,104           1,781,902
      Notes payable to related parties .....................................................               --               325,000
      Current maturities of capital leases (Note 5) ........................................             33,732              14,109
                                                                                                    -----------         -----------
Total current liabilities ..................................................................            833,836           2,679,797
Capital leases, net of current maturities (Note 5) .........................................            141,635              23,273
                                                                                                    -----------         -----------
Total liabilities ..........................................................................            975,471           2,703,070
                                                                                                    ===========         ===========

Commitments and Contingencies (Notes 5, 6 and 7)

Stockholders' equity (deficiency) (Notes 7 and 8)

      Preferred stock: $0.01 par value
            Authorized 500,000 shares
            Issued and outstanding none ....................................................               --                  --
      Common stock: $0.01 par value
            Authorized 5,000,000 shares
            Issued and outstanding 3,000,000 and 1,800,000 shares ..........................             30,000              18,000
      Additional paid-in capital ...........................................................          8,866,414           2,991,857
      Accumulated (deficit) ................................................................         (6,391,941)         (4,755,234)
                                                                                                    -----------         -----------
Total stockholders' equity (deficiency) ....................................................          2,504,473          (1,745,377)
                                                                                                    -----------         -----------
Total liabilities and stockholders' equity (deficiency) ....................................        $ 3,479,944         $   957,693
                                                                                                    ===========         ===========

      See accompanying notes to consolidated financial statements.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 -----------------------------
                                                                                     2000             1999
                                                                                 -----------       -----------
                                                                                 (Unaudited)       (Unaudited)
Net sales .................................................................      $   295,170       $   281,839
Cost of sales .............................................................          221,150           209,508
                                                                                 -----------       -----------
Gross profit ..............................................................           74,020            72,331
                                                                                 -----------       -----------
Operating expenses
      Selling .............................................................          950,523           199,471
      Distribution ........................................................           51,961            24,445
      General and administrative ..........................................          524,989           239,914
      Amortization of deferred charges ....................................          195,008            29,533
      Depreciation ........................................................            6,094               280
                                                                                 -----------       -----------
Total operating expenses ..................................................        1,728,575           493,643
                                                                                 -----------       -----------
(Loss) from operations ....................................................       (1,654,555)         (421,312)
                                                                                 -----------       -----------
Other income (expense)
      Other income ........................................................             --               5,000
      Interest income .....................................................           77,321              --
      Interest expense ....................................................          (59,473)           (1,500)
                                                                                 -----------       -----------
Total other income ........................................................           17,848             3,500
                                                                                 -----------       -----------
Net (loss) ................................................................      $(1,636,707)      $  (417,812)
                                                                                 ===========       ===========
Basic and diluted loss per share ..........................................      $     (0.69)      $     (0.47)
                                                                                 ===========       ===========
Basic and diluted weighted average number of common shares
      outstanding .........................................................      $ 2,380,220       $   880,269
                                                                                 ===========       ===========

           See accompanying notes to consolidated financial statements.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
                                   (Unaudited)

                                              COMMON STOCK              ADDITIONAL
                                     ----------------------------        PAID-IN            ACCUMULATED
                                        SHARES           AMOUNT          CAPITAL             (DEFICIT)             TOTAL
                                       ---------       ---------       -----------         -------------        -----------
Balance, January 1, 2000               1,800,000       $  18,000       $ 2,991,857         $ (4,755,234)       $ (1,745,377)
Issuance of common stock in
      connection with the initial
       public offering (Note 8)        1,200,000          12,000         5,874,557                                5,886,557
Net loss                                                                                     (1,636,707)         (1,636,707)
                                       ---------       ---------       -----------         ------------         -----------
Balance, March 31, 2000                3,000,000       $  30,000       $ 8,866,414         $ (6,391,941)        $ 2,504,473
                                       =========       =========       ===========         ============         ===========

           See accompanying notes to consolidated financial statements.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        THREE MONTHS ENDED
                                                                                                             March 31,
                                                                                               ------------------------------------
                                                                                                  2000                      1999
                                                                                               -----------              -----------
                                                                                               (Unaudited)              (Unaudited)
Cash flows from operating activities
      Net (loss) .................................................................             $(1,636,707)             $  (417,812)
      Adjustments to reconcile net (loss) to net cash (used in)
           operating activities
          Depreciation ...........................................................                   6,094                      280
          Amortization of deferred charges .......................................                 195,008                   29,533
          Changes in assets and liabilities
               (Increase)decrease in assets
                   Accounts receivable ...........................................                  55,035                 (142,729)
                   Inventories ...................................................                 (65,690)                  59,592
                   Prepaid expenses ..............................................                 (88,379)                 (41,090)
                   Other .........................................................                   4,131                    7,090
               Increase in liabilities
                   Accounts payable and accrued expenses .........................                (981,798)                  (7,408)
                                                                                               -----------              -----------
Net cash (used in) operating activities ..........................................              (2,512,306)                (512,544)
                                                                                               -----------              -----------
Cash flows from investing activities
      Deferred charges ...........................................................                 (91,200)                (213,712)
      Restricted cash, capital lease .............................................                (160,000)                    --
      Advance to officer .........................................................                 (50,000)                    --
      Purchase of property and equipment .........................................                 (34,455)                    --
                                                                                               -----------              -----------
Net cash (used in) investing activities ..........................................                (335,655)                (213,712)
                                                                                               -----------              -----------
Cash flows from financing activities
      Issuance of common stock ...................................................               6,226,431                  300,000
      Deferred offering costs ....................................................                 (66,395)                    --
      Proceeds from note payable, bank ...........................................                    --                    299,977
      Repayments of note payable, bank ...........................................                (299,980)                    --
      Repayment of notes payable to related parties ..............................                (325,000)                    --
      Repayment of long-term debt ................................................                (265,192)                 (50,000)
      Restricted cash, letter of credit ..........................................                (500,000)                    --
                                                                                               -----------              -----------
Net cash provided by financing activities ........................................               4,769,864                  549,977
                                                                                               -----------              -----------
Net increase (decrease) in cash ..................................................               1,921,903                 (176,279)
Cash at beginning of period ......................................................                   3,473                  179,730
                                                                                               -----------              -----------
Cash at end of period ............................................................             $ 1,925,376              $     3,451
                                                                                               ===========              ===========
Supplemental disclosure of cash flow information
      Cash paid during the period for interest ...................................             $    54,393              $     1,500
                                                                                               ===========              ===========
Non-cash financing activities
      Property and equipment purchases through capital lease .....................             $   144,371              $      --
                                                                                               ===========              ===========

           See accompanying notes on consolidated financial statements.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The financial statements give effect to the Company's Reorganization (Note
7) and include the accounts of Jeremy's Microbatch Ice Creams, Inc. and it's wholly owned subsidiary Jeremy's Microbatch Ice Creams, LLC. Any intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the company's form 10-KSB for the fiscal year ended December 31, 1999.

INCOME TAXES

     The LLC has elected to be treated as a partnership under the Internal Revenue Code and the tax regulations in the states in which it operates. As a result, the LLC's loss is reported on the income tax returns of its members and, accordingly, no corporate income taxes were imposed at the Company level. Effective as of the date of the Company's Reorganization, the Company

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


follows Statement of Financial Accounting Standards No. 109 which requires an asset and liability approach to providing deferred income taxes and specifies that all deferred tax balances be determined by using the tax rate expected to be in effect when the taxes actually will be paid or refunds received.


CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable, trade.

     The Company's policy is to limit the amount of credit exposure by placing cash with financial institutions evaluated as being creditworthy. At times, the Company's cash exceeds Federal Deposit Insurance Corporation insurance limits. Uninsured balances approximated $1,919,000 as of March 31, 2000.

     The Company attempts to minimize credit risk with respect to receivables by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly. The Company does not generally require collateral for its trade accounts receivable.

ADVERTISING

     Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense for the three months ended March 31, 2000 and 1999 approximated $692,000 and $146,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of financial instruments including cash, accounts receivable, note receivable from officer, accounts payable and accrued expenses approximate fair value at March 31, 2000, because of the relatively short maturity of these instruments. The carrying amount of capital leases also approximate fair value because the Company's interest rates approximate current interest rates.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

2.  TRANSACTIONS WITH MAJOR SUPPLIERS AND CUSTOMERS

     During June 1999, the Company entered into a Co-Packing Agreement (the "Agreement") whereby the Company agreed to purchase ice cream products from a certain supplier. The term of the Agreement is the longer of two years or until such time that the Company has purchased two million pints of ice cream. The Company may elect to cancel this agreement on sixty days' notice at any time. However, the Company is then required to purchase the manufacturer's entire inventory and compensate the manufacturer for the amortized cost of its equipment used in the production of the Company's product. A shareholder of the Company guarantees these obligations.

     In February 2000, the Company entered into a $500,000 irrevocable standby letter of credit facility with a bank to guaranty payments under the Agreement. This facility expires February 28, 2001. Any payments to the supplier under this letter of credit will be facilitated by the

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's $500,000 line of credit facility with the bank. The line of credit is solely for the purpose of this Co-Packaging agreement. On February 29,2000, the Company obtained this line of credit facility. Any amounts under the line of credit will be payable upon demand and will bear interest at 7.8% per annum, expires on February 28, 2001 and is collateralized by a $500,000 certificate of deposit.


3.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                March 31,       December 31,
                                    Useful Life                   2000              1999
                                    -----------                ----------       ------------
Transportation equipment               5 years                  $164,018          $74,980
Equipment                            3-5 years                   101,381           11,594
Furniture                              7 years                     8,430            8,429
                                                                --------          -------
                                                                 273,829           95,003
Less: Accumulated depreciation                                    15,670            9,576
                                                                --------          -------
                                                                $258,159          $85,427
                                                                ========          =======


     Property and equipment of approximately $184,000 at March 31, 2000 is covered by capitalized lease commitments.

4.  NOTE RECEIVABLE FROM OFFICER

     In February 2000, the Company advanced $50,000 to an officer of the Company, which is evidenced by an unsecured promissory note. The advance bears interest at 8% per annum and is payable by bi-weekly payroll deductions of $722 until, June 2000, where a balloon payment of $45,986 will be payable in full or upon earlier termination of the officer's employment with the Company.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   CAPITAL LEASES

     The Company leases certain equipment through capital lease agreements. The Company makes minimum monthly payments of $1,568 to $3,837 including interest of 12.44% to 18%.

     The total minimum capitalized lease commitments at March 31, 2000 is as follows:

Year ended December 31,                                   Amount
-----------------------                                   ------
2000(nine months)                                        $48,643
2001                                                      64,857
2002                                                      55,449
2003                                                      54,821
                                                         -------
                                                         223,770
Less: Interest                                           (48,403)
                                                        --------
                                                         175,367
Less: Current Portion                                    (33,732)
                                                        --------
                                                        $141,635
                                                        ========


     In March 2000, the Company entered into a vehicle lease with a bank for six vans. This lease requires minimum monthly payments of $3,837 including 12.44% interest through March 2003 with a purchase option equal to 30% of the vehicles cost. The Company also obtained an irrevocable letter of credit from the bank in the amount of $160,000 to guaranty payments under the lease and posted a $160,000 certificate of deposit with the bank to secure the obligations under the vehicle lease.

6.  LEGAL PROCEDURES

     The Company is a party to various legal proceedings in the ordinary course of its business. The Company believes that none of the outcomes from these proceedings are material to its financial position, results of operations and changes in cash flows.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8.  INITIAL PUBLIC OFFERING

     In February 2000, the Company completed its initial public offering of 1,200,000 shares of common stock at $6.00 per share. The net proceeds to the Company of the offering after underwriter's, discounts, commissions and expenses were approximately $5,900,000. A portion of the net proceeds was used to pay down accounts payable and notes payable to bank, vendor and related parties. In connection with the IPO, the Company entered into employment agreements with two key executive officers, the terms of which are expected to expire in December 2002. Such agreements will provide for minimum annual salary levels of $120,000 for each officer. In addition to each executive's salary, the agreements provide for the granting to each officer employee stock options to purchase 10,000 shares of Jeremy's Microbatch Ice Creams, Inc.'s

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


common stock in each of January 2000, 2001 and 2002. The stock options will have an exercise price equal to the market price of Jeremy's Microbatch Ice Creams, Inc. common stock as of the date of issuance. The Company is currently contemplating the adoption of an employee stock option plan.

         The employee stock options are expected to be exercisable for five years after the date of issue and will be vested upon issuance. These options have not yet been granted.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report that are forward-looking statements. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate," and similar terminology.

There may be events in the future that we are not able to accurately predict or which we do not fully control that will cause actual results to differ materially from those expressed or implied by our forward-looking statements. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our forward-looking statements are made as of the date of this Report, and we assume we are under no duty to update them or to explain why actual results may differ.

The following discussion and analysis should be read in conjunction with the "Summary Financial Data" and our financial statements and related notes that are included in this Report

Overview

In 1997, one of our principal members, Strive, Inc., developed, marketed and sold super-premium ice cream under the Jeremy's Microbatch(R) Ice Creams brand. Jeremy D. Kraus, our Chief Executive Officer and director, and Samuel V. Cohen, our Chief Operating Officer and director, are shareholders, directors and officers of Strive. In January 1998, Strive transferred the business to Jeremy's Microbatch Ice Creams, LLC. Simultaneously with closing of our initial public offering in February 2000, Jeremy's Microbatch Ice Creams, LLC, became a subsidiary of Jeremy's Microbatch Ice Creams, Inc. Since we began operating, we have derived our revenues primarily from the sale of our branded ice cream products in pint and other containers in supermarkets, grocery stores and similar retail outlets. We expect our revenues will continue to be primarily from these sources. Our long-term plans include opening our own retail establishments serving primarily our own product, but we do not expect to begin work on retail stores in the next twelve months.

Throughout our short history, revenues have increased. However, we have not achieved net cash flow from operations. We believe that promotional and marketing activities funded by the proceeds of our Initial Public Offering will allow us to continue to increase revenues. We also expect that our operating expenses will decline as a percentage of sales. However, we cannot guarantee that our sales will continue to grow or that we will be able to reduce expenses as a percentage of sales.

Results of Operations

The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales.

---------------------------------------------------------------------------------------------------------------------------
                                            Year Ended              Three Months Ended               Three Months Ended
                                         December 31,1999             March 31,2000                     March 31,1999
                                         ----------------             -------------                     -------------

---------------------------------------------------------------------------------------------------------------------------
Net Sales                                    100.00%                      100.00%                           100.00%
---------------------------------------------------------------------------------------------------------------------------
Cost of Sales                                 83.56                        74.92                             74.34
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                  16.44                        25.08                             25.66
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------
Selling                                       95.93                       322.03                             70.77
---------------------------------------------------------------------------------------------------------------------------
Distribution                                  12.20                        17.60                              8.67
---------------------------------------------------------------------------------------------------------------------------
G & A                                         88.53                       177.86                             85.12
---------------------------------------------------------------------------------------------------------------------------
Amortization of deferred costs                40.44                        66.07                             10.48
---------------------------------------------------------------------------------------------------------------------------
Depreciation                                   0.61                         2.06                              0.10
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING COSTS                        237.71                       585.62                            175.14
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                            (221.27)                     (560.54)                          (149.48)
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------

Other income                                   0.31                         0.00                              1.77
---------------------------------------------------------------------------------------------------------------------------
Loss on sale of property & equipment          (1.18)                        0.00                              0.00
---------------------------------------------------------------------------------------------------------------------------
Interest Income                                0.00                        26.20                              0.00
Interest expense                              (3.83)                      (20.15)                            (0.53)
---------------------------------------------------------------------------------------------------------------------------
Net (loss)                                  (225.97)%                    (554.50)%                         (148.24)%
                                          -----------                   -----------                      -----------
---------------------------------------------------------------------------------------------------------------------------

Comparison of Results Of Operations For Three-Month Periods Ended March 31, 2000 and March 31, 1999.

Net Sales. Our net sales for period ended March 31, 2000 vs. period ended March 31, 1999 remained consistent. The primary reason for our failure to increase sales were inventory shortages in the first quarter of 2000 caused by insufficient working capital in 1999..

Gross Profit. Our gross profit in 2000 was $74,020 as compared to $72,331 in 1999. Our gross profit as a percentage of sales was 25.08% in 2000 as compared to 25.66% in 1999. Currently, our entire product is manufactured and packaged by a single outside source. We do not plan to manufacture the product ourselves. We believe that the use of a single source, or a small number of sources, will reduce our cost due to the manufacturer's ability to plan production more efficiently. We anticipate that as our production runs continue to increase, that our volume will result in less waste per unit produce and generally increase the economy in our purchases of the product.

Operating Expenses. Our total operating expenses increased by $1,234,932 in the period ended March 31, 2000 as compared to the three months ended March 31, 1999. The three major components of operating expenses, include selling, general and administrative expenses and amortization of deferred charges.

Selling expenses consist primarily of promotional activities, advertising, salaries and commissions of sales and marketing personnel, brokers and distributors. Selling expenses for the first quarter were approximately $950,000 of which approximately $750,000 was spent on marketing and advertising alone. These marketing efforts were not expected to result in increased sales in the first quarter, and did not have that result. We do not expect that these marketing efforts will result in increased sales until late in the second quarter of 2000. We expect that selling expenses will continue to increase in absolute dollars for the foreseeable future as we increase expenditures for sales, marketing, and brand promotion and we hire additional sales and marketing personnel. We expect that sales and marketing expenses will follow the pattern for a growth company, increasing initially and then decreasing as a percentage of sales.

General and administrative expenses include salaries, and other costs for general corporate functions such as finance, accounting, legal fees and other professional service expenses. These expenses increased by $285,075 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in general and administrative expenses is primarily attributable to increased salaries and related expenses associated with hiring additional personnel and increased professional fees to support the growth of our operations. We expect to incur no significant increases in the personnel components of general and administrative expenses as most of our substantial staffing needs have been met. Our general and administrative expenses have also increased because of our becoming a publicly traded company, in areas such directors and officers liability insurance, investor relations programs and professional service fees. We began incurring those additional expenses in the first quarter of 2000, but they may increase somewhat in the second quarter, which will be our first full quarter as a public company. We believe that general and administrative expenses will follow the pattern for a growth company, increasing initially and then decreasing as a percentage of revenue.

The deferred charges represent certain product placement costs, also known as slotting fees, paid to our retail customers to obtain and maintain shelf space in retail outlets, generally over a twelve-month period. The payment of these fees is common in most segments of the food industry.

These deferred charges are generally amortized evenly over a twelve-month period. We anticipate that the deferred charges will decrease in the next few quarters as most of our prior deferred charges have been amortized and we currently have no commitments for significant additional product placement costs at the time of filing of this report. We may, however, be required to pay significant additional product placement costs in the future as we move into new retail markets.

Other Income and Expenses: Our interest expense increased from approximately $1,500 in March 1999 to approximately $59,000 in March 2000, due to additional borrowings to finance growth. We expect that we will eliminate interest expense entirely in the second, third and fourth quarters of 2000, and the first quarter of 2001, due to the pay down of a substantial portion of our old debt with the proceeds of our initial public offering. After that time, we expect that we will obtain lines of credit consistent with our level of sales.

Seasonality

While our sales have fluctuated due to our rapid growth, our sales are generally not expected to be seasonal. The market segment in which we compete, super premium ice creams, does not experience significant seasonality. We do not expect that our sales will be affected by significant seasonal fluctuations in the future.

Industry Trends

The ice cream industry, and the super premium segment in particular, has recently experienced significant changes. The consumer demand for ice cream has shifted back to full fat ice creams, like those we produce, from low fat and non-fat ice creams and yogurt products, which were popular in the 1980's and early 1990's. We expect, based on our review of industry statistics that the demand for full fat product, and super premium ice creams in particular, will continue to grow rapidly. However, we also believe that competition in our segment will increase. Competitors in the segment have helped to drive growth and a reallocation of retail space to super premium products. Therefore, we believe that the market segment in which we compete will continue to grow. However, should industry trends change, and consumers once against focus on lower fat products, our growth could be severely affected.

Liquidity and Capital Resources

On February 16, 2000 the company completed an IPO, which netted the company approximately $5.9 million to fuel expansion via marketing and sales promotions as well as pay off existing debt. From inception until February 15, 2000, we financed our operations primarily through capital contributions of our shareholders. Since inception through December 31, 1999, we received $2,700,000 in cash capital contributions from two of our shareholders. One of these shareholders also converted a $50,000 note payable to equity during 1998. We received an additional $100,000 from another shareholder in October 1999. We also received working capital through an accounts receivable factoring arrangement and a line of credit from Norwest Bank.

Net cash used in operating activities was $512,544 in the first three months of 1999, $ 1,153,179 in year ended December 31, 1999 and $2,512,306 in the first three months of 2000. All of these negative cash flows were offset initially through additional investments by our existing shareholders and currently through the proceeds of the IPO.

Our arrangements with our manufacturer require us to post a letter of credit to secure our obligations. The letter of credit we posted for this purpose in February, 2000 requires us to maintain a $500,000 Certificate of Deposit as security. We also posted a $160,000 Certificate of Deposit with First Union Bank to secure our obligations under vehicle leases.

As we do not manufacture, store or distribute products ourselves, we do not anticipate any significant capital requirements in the next 12 months. We believe that the cash supplied by our initial public offering will be sufficient to finance all of our needs through at least the first quarter of 2001. While our ability to increase our revenues and obtain net cash flow from operations is unproven, we believe that by the end of the first quarter of 2001, we will be able to finance operations from cash flow. In the future, we may be able to enter into receivables financing or line of credit arrangements. However, if our revenues do not increase as quickly as anticipated, or the expenses we incur are greater than anticipated, we may need to raise additional funds to fund more aggressive brand promotion or more rapid expansion. We cannot be sure that any required additional financing will be available on terms favorable to us, or will be available at all. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interest and the new securities may have rights superior to the holders of our common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations and our ability to pay dividends. If adequate funds are not available, or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of business opportunities. Any of these events could have a material adverse effect on our business, results of operation or financial condition.

                                    Pqge 18

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

Year 2000 Issues

We have completed our assessment of Year 2000 issues and believe that the consequences of such issues will not have a material adverse effect on our business, results of operations or financial condition, without taking into account any efforts by us to avoid such consequences.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     During the quarter ended March 31, 2000, no legal proceedings became reportable and no material events occurred in any previously reported legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds



     (d) Use of Proceeds from Sales of Registered Securities

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

     The Offering has been terminated. All securities registered were sold with the exception of (1) 180,000 shares of Common Stock registered for issuance upon the exercise of the Underwriter's over allotment option, and (2) 120,000 shares of Common Stock reserved for issuance upon the exercise of Underwriter's Warrants.

The expenses incurred for the Company's account in connection with the issuance and distribution of securities sold in the Offering were as follows:


         Underwriting discount and commissions                         -                   $  720,000
         Finder's Fees                                                 -                            0
         Expenses paid to or for the account of
           Underwriter                                                 -                   $  273,569
         Other expenses (including legal, account-
           ing, printing and transfer agent's expenses)*               -                   $  300,000
                                                                                           ----------

                                                              Total expenses*              $1,293,569

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

     From the effective date of the Registration Statement through March 15, 2000, net Offering proceeds were applied as follows:

(1)      Construction of plant, building
         and facilities                                         $      -0-

(2)      Purchase and installation of
         machinery and equipment                                       -0-

(3)      Purchase of real estate                                       -0-

(4)      Acquisition of other businesses                               -0-

(5)      Repayment of debt*                                     $1,165,000

(6)      Working capital (including new inventory) **           $  505,000

(7)      Advertising and Promotion                              $  750,000

(8)      Retail Placement  ("Slotting") Fees                    $   91,000
                                                                ----------
Total applied through 3/31/00                                   $2,420,000
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

o    Approximately $205,000 to our former factoring company

** Includes approximately $205,000 paid to our former manufacturer.

     The remaining funds have been temporarily invested in money market funds, certificates of deposit, treasury notes and similar instruments


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit                            Exhibit Title
         -------                            -------------

           27                               Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed in the quarter ending March 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  May ___, 2000

                                    JEREMY'S MICROBATCH ICE CREAMS, INC.


                                    By:  /s/
                                         -------------------------------
                                         Jeremy D. Kraus
                                         President and Chief Executive Officer


                                    By:  /s/
                                         -------------------------------
                                         Jeffrey S. Rosen
                                         Chief Financial Officer