Form 10QSB
period 2000-06-30
JEREMYS MICROBATCH ICE CREAMS INC
filed 2000-08-14
CIK 1097453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended  June  30,  2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from                to               .
                                   --------------    --------------

                        COMMISSION FILE NUMBER: 001-15689

                      JEREMY'S MICROBATCH ICE CREAMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        23-3017648
-------------------------------                ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.01, was 3,200,000 as of August 10, 2000.

                      JEREMY"S MICROBATCH ICE CREAMS, INC.
                                      INDEX


PART  I:  FINANCIAL  INFORMATION

Item 1.   Consolidated  Financial  Statements  -  unaudited

          Consolidated  Balance  Sheets  --
          June  30,  2000  and  December  31,  1999 . . . . . . . . . . . .    3

          Consolidated  Statements  of  Operations  --
          for the six and three month periods ended June 30, 2000
          and  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

          Consolidated  Statement  of  Stockholders'
          Equity  (Deficiency)  for  the  six  month
          Period  ended  June  30,  2000

          Consolidated  Statements  of  Cash  Flows  --
          For  the  six  -month  periods  ended June 30, 2000
          and  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

          Notes  to  Consolidated  Financial  Statements. . . . . . . . . .    6

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations. . . . . . . . . . . . .    11


PART II:  OTHER  INFORMATION

Item 1.   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . 20-21

Item 2.   Changes  in  Securities  and  Use  of  Proceeds. . . . . . . . . 20-21

Item 6.   Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . .    22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

                            JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,     December 31,
                                                                                      2000           1999
                                                                                  ------------  --------------
                                                                                  (Unaudited)
ASSETS
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   317,066   $       3,473
  Restricted cash (Notes 2 and 5). . . . . . . . . . . . . . . . . . . . . . . .      535,000               -
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      237,527         164,510
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      342,465          67,171
  Prepaid expenses.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      109,108           6,124
                                                                                  ------------  --------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,541,166         241,278
                                                                                  ------------  --------------
Property and equipment, net (Note3). . . . . . . . . . . . . . . . . . . . . . .      257,001          85,427
                                                                                  ------------  --------------
Other assets
  Deferred charges, net of accumulated  amortization of $1,034,836 and $646,322.      160,784         352,109
  Deferred Offering Costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         273,479
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,331           5,400
                                                                                  ------------  --------------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      166,115         630,988
                                                                                  ------------  --------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,964,282   $     957,693
                                                                                  ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Line of Credit, Bank. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    57,146   $           -
  Note payable, bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         299,980
  Note payable, vendor . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         258,806
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . .    1,714,348       1,781,902
  Notes payable to related parties . . . . . . . . . . . . . . . . . . . . . . .            -         325,000
  Current maturities of capital leases (Note 5). . . . . . . . . . . . . . . . .       44,808          14,109
                                                                                  ------------  --------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,816,302       2,679,797
Capital leases, net of current maturities (Note 5) . . . . . . . . . . . . . . .      127,168          23,273
                                                                                  ------------  --------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,943,470       2,703,070
                                                                                  ------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7 AND 8)

STOCKHOLDERS' EQUITY (DEFICIENCY) (NOTES 7 AND 8)

  Preferred stock: $0.01 par value
    Authorized 500,000 shares
    Issued and outstanding none. . . . . . . . . . . . . . . . . . . . . . . . .            -               -
  Common stock: $0.01 par value
    Authorized 5,000,000 shares
    Issued and outstanding 3,000,000 and 1,800,000 shares. . . . . . . . . . . .       30,000          18,000
  Additional paid-in capital.. . . . . . . . . . . . . . . . . . . . . . . . . .    8,866,414       2,991,857
  Accumulated (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (8,875,602)     (4,755,234)
                                                                                  ------------  --------------
Total stockholders' equity (deficiency). . . . . . . . . . . . . . . . . . . . .       20,812      (1,745,377)
                                                                                  ------------  --------------
Total liabilities and stockholders' equity (deficiency). . . . . . . . . . . . .  $ 1,964,282   $     957,693
                                                                                  ============  ==============


            See accompanying notes to consolidated financial statements

                                JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Six months ended          Three months ended
                                                                      June 30,                   June 30,
                                                             --------------------------  -------------------------
                                                                 2000          1999          2000         1999
                                                             ------------  ------------  ------------  -----------
                                                              (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $   784,175   $   854,288   $   489,005   $  572,449
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .      498,341       533,476       277,191      323,968
                                                             ------------  ------------  ------------  -----------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . .      285,834       320,812       211,814      248,481
                                                             ------------  ------------  ------------  -----------
Operating expenses
  Selling . . . . . . . . . . . . . . . . . . . . . . . . .    2,480,880       458,796     1,530,357      259,325
  Distribution. . . . . . . . . . . . . . . . . . . . . . .      150,962       102,371        99,001       77,926
  General and administrative. . . . . . . . . . . . . . . .    1,388,956       504,441       863,968      264,527
  Amortization of deferred charges. . . . . . . . . . . . .      389,783        78,331       194,775       48,798
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .       20,054         1,704        13,960        1,424
                                                             ------------  ------------  ------------  -----------
Total operating expenses. . . . . . . . . . . . . . . . . .    4,430,635     1,145,643     2,702,061      652,000
                                                             ------------  ------------  ------------  -----------
(Loss) from operations. . . . . . . . . . . . . . . . . . .   (4,144,801)     (824,831)   (2,490,247)    (403,519)
                                                             ------------  ------------  ------------  -----------
Other income (expense)
  Other income. . . . . . . . . . . . . . . . . . . . . . .       64,464         5,000        64,464            -
  Loss on sale of property and equipment. . . . . . . . . .            -       (18,816)            -      (18,816)
  Interest income.. . . . . . . . . . . . . . . . . . . . .       29,591             -             -            -
  Interest expense. . . . . . . . . . . . . . . . . . . . .      (69,622)      (19,349)      (57,879)     (17,849)
                                                             ------------  ------------  ------------  -----------
Total other income(expense) . . . . . . . . . . . . . . . .       24,433       (33,165)        6,585      (36,665)
                                                             ------------  ------------  ------------  -----------
Net (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $(4,120,368)  $  (857,996)  $(2,483,662)  $ (440,184)
                                                             ============  ============  ============  ===========
Basic and diluted loss per share. . . . . . . . . . . . . .  $     (1.53)  $     (0.82)  $     (0.83)  $    (0.37)
                                                             ============  ============  ============  ===========
Basic and diluted weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . . . . . . . .    2,690,110     1,049,871     3,000,000    1,204,242
                                                             ============  ============  ============  ===========


          See accompanying notes to consolidated financial statements.

                       JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
                                           (UNAUDITED)

                                      COMMON STOCK         ADDITIONAL
                                -------------------------   PAID-IN    ACCUMULATED
                                  SHARES        AMOUNT      CAPITAL     (DEFICIT)       TOTAL
                                -----------  ------------  ----------  ------------  ------------
Balance, January 1, 2000         1,800,000   $    18,000   $2,991,857  $(4,755,234)  $(1,745,377)
Issuance of common stock in
  connection with the initial
   public offering (Note 8)      1,200,000        12,000    5,874,557                  5,886,557
Net loss                                                                (4,120,368)   (4,120,368)
                                -----------  ------------  ----------  ------------  ------------
Balance, June 30, 2000           3,000,000   $    30,000   $8,866,414  $(8,875,602)  $    20,812
                                ===========  ============  ==========  ============  ============


          See accompanying notes to consolidated financial statements.


                 JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                                      June 30,
                                                             ------------  -----------
                                                                 2000         1999
                                                             ------------  -----------
                                                              (Unaudited)  (Unaudited)
Cash flows from operating activities
  Net (loss)                                                 $(4,120,368)  $ (857,996)
  Adjustments to reconcile net (loss) to net cash (used in)
     operating activities
    Loss on sale of equipment                                          -       18,816
    Depreciation                                                  20,054        1,704
    Amortization of deferred charges                             389,783       78,331
    Changes in assets and liabilities
      (Increase)decrease in assets
        Accounts receivable -Trade
             Trade                                               (73,017)     (71,464)
             Due from factor                                                  (43,144)
        Inventories                                             (275,294)     (85,991)
        Prepaid expenses                                        (102,984)     (43,808)
        Other                                                         69       (3,312)
      Increase(decrease) in liabilities
        Accounts payable and accrued expenses                    (67,554)      29,434
                                                             ------------  -----------
Net cash (used in) operating activities                       (4,229,311)    (977,430)
                                                             ------------  -----------
Cash flows from investing activities
  Deferred charges                                              (198,458)    (339,914)
  Proceeds from the sale of property and equipment                     -        9,500
  Restricted cash, capital lease                                (160,000)           -
  Advance to officer                                             (50,000)           -
  Repayment of advance to officer                                 50,000            -
  Purchase of property and equipment                             (47,257)     (26,646)
                                                             ------------  -----------
Net cash (used in) investing activities                         (405,715)    (357,060)
                                                             ------------  -----------
Cash flows from financing activities
  Proceeds from issuance of common stock                       6,226,431    1,050,000
  Deferred offering costs                                        (66,395)           -
  Proceeds from Note payable, Bank                                     -      300,000
  Proceeds from line of credit, bank                              57,146            -
  Repayments of note payable, bank                              (299,980)    (100,000)
  Repayment of notes payable to related parties                 (325,000)           -
  Repayment of long-term debt                                   (268,583)     (51,816)
  Restricted cash, letter of credit                             (375,000)           -
                                                             ------------  -----------
Net cash provided by financing activities                      4,948,619    1,198,184
                                                             ------------  -----------
Net increase (decrease) in cash                                  313,593     (136,306)
Cash at beginning of period                                        3,473      179,730
                                                             ------------  -----------
Cash at end of period                                        $   317,066   $   43,424
                                                             ============  ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                   $    69,622   $   19,349
                                                             ============  ===========
Non-cash financing activities
  Property and equipment purchases through capital lease     $   144,371   $   43,000
                                                             ============  ===========


          See accompanying notes on consolidated financial statements.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS

     Jeremy's Microbatch Ice Creams, Inc. and Subsidiary ("Jeremy's" or the "Company") develops, markets and sells super-premium ice cream using high-quality ingredients through its wholly owned subsidiary, Jeremy's Microbatch Ice Creams, LLC (the "LLC"). Unique flavors of ice cream are offered primarily in small, limited edition batches in pint size containers. Ice cream products are sold mostly in supermarkets and grocery stores in New England and the Mid-Atlantic Region.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the company's form 10-KSB for the fiscal year ended December 31, 1999.

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

ADVERTISING

     Advertising costs are expensed as incurred and are included in selling expenses. Advertising expense for the six and three months ended June 30, 2000 and 1999 approximated $2,400,000 and 1,708,000 and $326,000 and $180,000
respectively.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at June 30, 2000, because of the relatively short maturity of these instruments. The carrying amounts of capital leases and the line of credit, bank also approximate fair value because the Company's interest rates approximate current interest rates.

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

     In February 2000, the Company entered into a $500,000 irrevocable standby letter of credit facility with a bank to guaranty payments under the Agreement. In June 2000, this facility was amended to $375,000. This facility expires March 2, 2001. Any payments to the supplier under this letter of credit will be facilitated by the

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's $375,000 line of credit facility with the bank. The line of credit is solely for the purpose of this Co-Packaging agreement. Any amounts outstanding under the line of credit will be payable upon demand and will bear interest at 7.8% per annum, expires on March 2, 2001 and is collateralized by a $375,000 certificate of deposit.


3.   PROPERTY  AND  EQUIPMENT

     Property and equipment consisted of the following:
                                                 June 30,       December 31,
                            Useful Life           2000              1999
                            -----------           ----              ----

Transportation  equipment     5  years          $164,017          $74,980
Equipment                   3-5  years           114,184           11,594
Furniture                     7  years             8,430            8,429
                                               ---------         --------
                                                 286,631           95,003
Less: Accumulated depreciation                    29,630            9,576
                                               ---------         --------
                                                $257,001          $85,427
                                               =========         ========


     Property and equipment of approximately $184,000 at June 30, 2000 is covered by capitalized lease commitments.

4.   NOTE  RECIVABLE  FROM  OFFICER

     In February 2000, the Company advanced $50,000 to an officer of the Company, which was evidenced by an unsecured promissory note. The advance beared interest at 8% per annum and was payable by bi-weekly payroll deductions of $722 until June 2000. In June 2000, the remaining balance of the advance was paid-in-full by the officer.

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   CAPITAL  LEASES

     The Company leases certain equipment through capital lease agreements. The Company makes minimum monthly payments of $1,568 to $3,837 including interest of 12.44% to 18%.

     The total minimum capitalized lease commitments at June 30, 2000 is as follows:

Year ended December 31,                         Amount
-----------------------                         ------

2000(six  months)                              $44,808
2001                                            64,857
2002                                            55,449
2003                                            54,821
                                              ---------
                                               219,935
Less:  Interest                                (47,959)
                                              ---------
                                               171,976
Less:  Current  Portion                        (44,808)
                                              ---------
                                              $127,168
                                              =========

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

8.   INITIAL  PUBLIC  OFFERING

     In February 2000, the Company completed its initial public offering of 1,200,000 shares of common stock at $6.00 per share. The net proceeds to the Company of the offering after underwriter's, discounts, commissions and expenses were approximately $5,900,000. A portion of the net proceeds was used to pay down accounts payable and notes payable to bank, vendor and related parties. In connection with the IPO, the Company entered into employment agreements with two key executive officers, the terms of which would have expired in December 2002. Such agreements provided for minimum annual salary levels of $120,000 for each officer. In July of 2000, the company terminated the contract of one of the officers and entered in to a consulting agreement with the terminated officer through June 2001 at $8,000 per month. In July 2000, the Company entered into a new contract with the remaining officer which expires in June 2003. This new agreement provides for annual compensation as follows:

               JEREMY'S MICROBATCH ICE CREAMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Calendar  Year  Ending:
        December  31,  2000      $120,000
        December  31,  2001      $130,000
        Thereafter               $140,000

     In addition, the Company entered into a new employment contract with a new officer through June 30, 2003 at an annual salary of $200,000. In addition the Company will grant this new officer employee stock options to purchase an aggregate 200,000 shares of the Company's common stock. These options will be issued in 50,000 share increments on a quarterly basis beginning July 7, 2000. The stock options will have an exercise price equal to the market price of the Company's common stock at the date of issuance and are exercisable for years after the date of issue and will be vested upon issuance.


     The employee stock options will be exercisable for five years after the date of issue and will be vested upon issuance. The company is currently completing the formation of an employee stock option plan. These options have not yet been granted.

9.   SUBSEQUENT  EVENTS:

On July 13, 2000, a significant shareholder purchased an additional 200,000 shares of the Company's common stock at a price of $2.50 per share.

10.  MANAGEMENT  PLANS:

The Company anticipated in the beginning of the second quarter that there was a need for significant capital requirements in order for the Company to restructure its distribution from the supermarkets to the convenience stores and alternative markets. In July 2000 the Company received $500,000 from Bluestem Capital Partners for the purchase of 200,000 shares of common stock at $2.50. The Company anticipated receiving an additional one million dollars for the purchase of 400,000 shares of common stock at $2.50 from Bluestem Capital Partners in the middle of August 2000. We believe that by the end of the first quarter of 2002, we will be able to finance operations from cash flow. However, if our revenues do not increase as quickly as anticipated, or the expenses we incur are greater than anticipated, we may need to raise additional funds to fund more aggressive brand promotion or more rapid expansion. We cannot be sure that any required additional financing will be available on terms favorable to us, or will be available at all. If adequate funds are not available, or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of business opportunities. Any of these events could have a material adverse effect on our business, results of operation or financial condition.

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

The following discussion and analysis should be read in conjunction with the "Summary Financial Data" and our financial statements and related notes that are included in this Report

Overview
--------

In 1997, one of our principal shareholders, Strive, Inc., developed, marketed and sold super-premium ice cream under the Jeremy's Microbatch(R) Ice Creams brand. Jeremy D. Kraus, our former Chief Executive Officer and current Chairman of the Board, and Samuel V. Cohen, our former Chief Operating Officer and director, are shareholders, directors and officers of Strive. In January 1998, Strive transferred the business to Jeremy's Microbatch Ice Creams, LLC. Simultaneously with closing of our initial public offering in February 2000, Jeremy's Microbatch Ice Creams, LLC, became a subsidiary of Jeremy's Microbatch Ice Creams, Inc. Since we began operating, we have derived our revenues primarily from the sale of our branded ice cream products in pint and other containers in supermarkets, grocery stores and similar retail outlets. We expect our revenues will continue to be primarily from these sources. Our long-term plans include opening our own retail establishments and distributing our product to alternative channels such as college campuses and convenience stores. On July 6, 2000, the Company elected Joe Phillips as the President, Chief Executive Officer and as Director.

Since inception, revenues have not increased as expected, and we have not achieved net cash flow from operations. We believed that promotional and marketing activities funded by the proceeds of our Initial Public Offering would have allowed us to continue to increase revenues and that our operating expenses would have declined as a percentage of sales. However, we cannot guarantee that our sales will grow or that we will be able to reduce expenses as a percentage of sales.

Results  of  Operations
-----------------------

The following table presents selected consolidated financial data for the periods indicated expressed as a percentage of net sales.

                                        Six Months Ended    Six Months Ended
                                          June 30, 2000       June 30,1999
                                       -------------------  -----------------

Net Sales                                          100.00%            100.00%

Cost of sales                                       63.55              62.45
                                       -------------------  -----------------

Gross profit                                        36.45              37.55
                                       -------------------  -----------------

Selling                                            316.37              53.71
Distribution                                        19.25              11.98
G & A                                              177.12              59.05
Amortization of deferred costs                      49.71               9.17
Depreciation                                         2.56                .20
                                       -------------------  -----------------

TOTAL OPERATING COSTS                              565.01             134.11
                                       -------------------  -----------------

OPERATING (LOSS)                                  (528.56)            (96.55)
                                       -------------------  -----------------

Other income                                         8.22                .59
Loss on sale of property & equipment                 0.00              (2.20)
Interest Income                                      3.77               0.00
Interest expense                                    (8.88)             (2.26)
Net (loss)                                        (525.45)           (100.42)
                                       ===================  =================



                                       Three Months Ended   Three Months Ended
                                         June 30, 2000         June 30,1999
                                       -------------------  -----------------

Net Sales                                          100.00%            100.00%

Cost of sales                                       56.68              56.59
                                       -------------------  -----------------

Gross profit                                        43.32              43.41
                                       -------------------  -----------------

Selling                                            312.95              45.30
Distribution                                        20.25              13.61
G & A                                              176.68              46.21
Amortization of deferred costs                      39.83               8.52
Depreciation                                         2.85                .25
                                       -------------------  -----------------

TOTAL OPERATING COSTS                              552.56             113.89
                                       -------------------  -----------------

OPERATING (LOSS)                                  (509.25)            (70.49)
                                       -------------------  -----------------

Other income                                        13.18                  0
Loss on sale of property & equipment                 0.00              (3.29)
Interest Income                                    (11.84)              0.00
Interest expense                                        0              (3.12)
Net (loss)                                        (507.91)            (76.90)
                                       ===================  =================

Comparison  of  Results Of Operations For Six-Months Periods Ended June 30, 2000
--------------------------------------------------------------------------------
and June  30,  1999    .
-----------------------

NET SALES. Our sales for the six months ended June 30, 2000 vs. the six months ended June 30, 1999 decreased 8% . The primary reason for our failure to increase sales were inventory shortages in the first quarter of 2000 caused by insufficient working capital in 1999 and the discontinuing of our product in the west coast which accounted for 16% of our 1999 sales.

GROSS PROFIT. Our gross profit for the six months ended June 30, 2000 was $285,834 as compared to $320,812 for the six months ended June 30, 1999. Our gross profit as a percentage of sales was 36.45% in 2000 as compared to 37.55% in 1999. Currently, our entire product is manufactured and packaged by a single outside source. We do not plan to manufacture the product ourselves. We believe that the use of a single source, or a small number of sources, will reduce our cost due to the manufacturer's ability to plan production more efficiently. We anticipate that as our production runs continue to increase, that our volume will result in less waste per unit produced and generally increase the economy in our purchases of the product.

OPERATING EXPENSES. Our total operating expenses increased by $3,284,992 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The major components of operating expenses, include selling, general and administrative expenses and amortization of deferred charges.

Selling  expenses  consist  primarily  of  promotional  activities, advertising, salaries  and  commissions  of  sales  and  marketing  personnel,  brokers  and distributors. Selling expenses for the first six months were approximately $2,480,000 of which approximately $2,400,000 was spent on marketing and advertising alone. These marketing efforts were not expected to result in increased sales in the first quarter and we did not have that result. We did not expect that these marketing efforts would result in increased sales until late in the second quarter of 2000. The sales have not increased as we expected which is why the company is changing its marketing strategy and our methods of distribution. We expect that selling expenses will decrease substantially in the foreseeable future as we refocus the strategy of our ice-cream distribution. The company is currently building new strategic alliances in the convenience store markets that will enable us to cut costs dramatically with the ability to market our product through alternative channels such as college campuses and convenience stores where the cost of selling our ice cream will be significantly reduced.

General and administrative expenses include salaries, and other costs for general corporate functions such as finance, accounting, legal fees and other professional service expenses. These expenses increased by $884,515 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in general and administrative expenses is primarily attributable to increased salaries and related expenses associated with hiring additional personnel and increased professional fees to support the growth of our operations. We expect to incur no significant increases in the personnel components of general and administrative expenses as most of our substantial staffing needs have been met either through recent layoffs as well as the hiring of new key management. Our general and administrative expenses have also increased because of our becoming a publicly traded company, in areas such directors and officers liability insurance, investor relations programs and professional service fees. We began incurring those additional expenses in the first quarter of 2000 and expect no major expenses past the second quarter 2000, We believe that general and administrative expenses will follow the pattern for a growth company, increasing initially and then decreasing as a percentage of revenue.

Interest expense for the six months ended June 30, 2000 compared to June 30, 1999 increased approximately $50,000 largely due the interest for late payments of debt that was owed for the pay down of notes payables to banks and officers and the assuming of a new long term capital lease for our company Microbatch Mobiles with the proceeds from the IPO.

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

Comparison  of Results Of Operations For Three-Months Period Ended June 30, 2000
--------------------------------------------------------------------------------
and June  30,  1999.
-------------------

NET SALES. Our sales for the three months ended June 30, 2000 compared to. the three months ended June 30, 1999 decreased 14% . The primary reason for this decrease was the discontinuance of our products in the west coast, which accounted  for  16%  of  our  1999  sales.

GROSS PROFIT. Our gross profit for the three months ended June 30, 2000 was $211,814 as compared to $248,481 for the three months ended June 30, 1999. Our gross profit as a percentage of sales was approximately 43% in both three month periods. 43.32% in 2000 as compared to 43.41% in 1999. We anticipate that as the size of our production runs increase, that we will realize less waste per unit produced and generally increase the economy in our purchases of the product.

OPERATING EXPENSES. Our total operating expenses increased by $2,086,728 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

Selling  expenses  consist  primarily  of  promotional  activities, advertising, salaries  and  commissions  of  sales  and  marketing  personnel,  brokers  and distributors. Selling expenses for the three months ended June 30, 2000 were approximately $1,530,000 of which approximately $1,400,000 was spent on marketing and advertising. We did not expect that these marketing efforts would result in increased sales activities until the latter part of the quarter. The sales have not increased as we expected. As a result , the company is changing its marketing strategy and our methods of distribution. We expect that selling expenses will decrease substantially in the foreseeable future as we refocus the strategy of our ice-cream distribution. The company is currently building new strategic alliances in the convenience store markets that will enable us to cut costs dramatically with the ability to market our product through alternative channels such as college campuses and convenience stores, where the cost of selling will be significantly reduced.

General and administrative increased by $265,527 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in general and administrative expenses is primarily attributable to increased salaries and related expenses associated with hiring additional personnel and increased professional fees to support the growth of our operations. Our general and administrative expenses have also increased because of our becoming a publicly traded company, in such areas as directors' and officers' liability insurance, investor relations programs and professional service fees. We began incurring those additional expenses in the first quarter of 2000 and expect no major expenses past the second quarter 2000. Interest expense for the three months ended June 30, 2000 compared to June 30, 1999 increased approximately $40,000 largely due the interest for late payments of debt that was owed for the pay down of notes payables to banks and officers and the assuming of a new long term capital lease for our company Microbatch Mobiles with the proceeds from the IPO.

The amortization of deferred charges for the 3 months ended June 30, 2000 compared to June 30, 1999 increased approximately 145,000. These costs represent certain product placement costs, also known as slotting fees, paid to our retail customers to obtain and maintain shelf space in retail outlets, generally over a twelve-month period. The payment of these fees is common in most segments of the food industry.

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

Seasonality
-----------

While our sales have fluctuated due to our rapid growth, our sales are generally not expected to be seasonal. The market segment in which we compete, super premium ice creams, does not experience significant seasonality. We do not expect that our sales will be affected by significant seasonal fluctuations in the future.


Industry  Trends
----------------

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

Liquidity  and  Capital  Resources
----------------------------------

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

Net cash used in operating activities was $977,430 in the first six months of 1999, $ 1,153,179 in year ended December 31, 1999, $4,229,311 in the first six months of 2000. All of these negative cash flows were offset initially through additional investments by our existing shareholders and currently through the proceeds of the IPO.

Our arrangements with our manufacturer require us to post a letter of credit to secure our obligations. The letter of credit we posted for this purpose in February, 2000 required us to maintain a $500, 000 Certificate of Deposit as security. In June 2000 this letter of credit was lowered to $375,000. We also posted a $160,000 Certificate of Deposit with First Union Bank to secure our obligations under vehicle leases.

The Company anticipated in the beginning of the second quarter that there was a need for significant capital requirements in order for the Company to restructure its distribution from the supermarkets to the convenience stores and alternative markets. In July 2000 the Company received $500,000 from Bluestem Capital Partners for the purchase of 200,000 shares of common stock at $2.50. We anticipate receiving an additional one million dollars for the purchase of 400,000 shares of common stock at $2.50 from Bluestem Capital Partners in the middle of August 2000. We believe that by the end of the first quarter of 2002, we will be able to finance operations from cash flow. However, if our revenues do not increase as quickly as anticipated, or the expenses we incur are greater than anticipated, we may need to raise additional funds to fund more aggressive brand promotion or more rapid expansion. We cannot be sure that any required additional financing will be available on terms favorable to us, or will be available at all. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interest and the new securities may have rights superior to the holders of our common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations and our ability to pay dividends. If adequate funds are not available, or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our services, respond to competitive pressures or take advantage of business opportunities. Any of these events could have a material adverse effect on our business, results of operation or financial condition.

New  Accounting  Pronouncements
-------------------------------

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

Inflation
---------

The impact of general inflation on our business has been insignificant to date. Inflation may affect our raw materials prices, but we do not expect that it will affect our gross profit.

Year  2000  Issues
------------------

We have completed our assessment of Year 2000 issues and believe that the consequences of such issues will not have a material adverse effect on our business, results of operations or financial condition, without taking into account any efforts by us to avoid such consequences.

                         PART II.     OTHER INFORMATION


Item 1.      Legal  Proceedings

     During the quarter ended June 30, 2000, no legal proceedings became reportable and no material events occurred in any previously reported legal proceeding.

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

The expenses incurred for the Company's account in connection with the issuance and distribution of securities sold in the Offering were as follows:

     Underwriting  discount  and  commissions            -          $720,000
     Finder's  Fees                                      -                 0
     Expenses  paid to or for the account of
       Underwriter                                       -           273,569
     Other  expenses (including legal, account-
       ing, printing and transfer agent's expenses)*     -           300,000
                                                                  ----------

                                                Total expenses*   $1,293,569
                                                                  ==========

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

     From the effective date of the Registration Statement through June 30, 2000, net Offering proceeds were applied as follows:

          (1)     Construction  of  plant,  building
                  and  facilities                                       $    -0-

          (2)     Purchase  and  installation  of
                  machinery  and  equipment                                  -0-

          (3)     Purchase  of  real  estate                                 -0-

          (4)     Acquisition  of  other  businesses                         -0-

          (5)     Repayment  of  debt*                                 1,165,000

          (6)     Working  capital  (including  new  inventory)  **    2,000,000

          (7)     Advertising  and  Promotion                          2,480,000

          (8)     Retail  Placement  ("Slotting")  Fees          --      171,000
                                                                      ----------
          Total  applied  through  6/30/00                            $5,816,000
                                                                      ==========

              *Repayment  of  Debt  includes  the  following:

                  -   $400,000  owed  to  a  bank

                  -   $40,000  owed  to  our  Chief  Executive  Office

                  -   $5,000  owed  to  our  Chief  Financial  Officer

                  -   $60,000  owed  to  Strive,  Inc.,  one  of  our  principal shareholders

                  -   Approximately  $235,000  owed  to  our  former  marketing
                    agency.

                  -   $220,000  owed to a relative of our CEO for funds supplied to pay accrued working  capital  items

                  -   Approximately  $205,000  to  our  former factoring company

              **Includes approximately $205,000 paid to our former manufacturer.

     The remaining funds have been temporarily invested in money market funds, certificates of deposit, treasury notes and similar instruments

Item 6.      Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits.

             Exhibit                    Exhibit  Title
             -------                    --------------

             27     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K.

             No  reports  on  Form  8-K  were  filed  in the quarter ending June
             30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  August  9,  2000

                                        JEREMY'S  MICROBATCH  ICE  CREAMS,  INC.


                                        By:  /s/  Joe  Phillips
                                           -------------------------------------
                                           Joe  Phillips
                                           President and Chief Executive Officer


                                        By:  /s/  Jeffrey  S.  Rosen
                                           -------------------------------------
                                           Jeffrey  S.  Rosen
                                           Chief  Financial  Officer